Form 10-Q
period 1997-06-30
HSB GROUP INC
filed 1997-08-14
CIK 1034588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
/x/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 001-13135

                                 HSB GROUP, INC.
             (Exact name of registrant as specified in its charter)

                  CONNECTICUT                         06-1475343
          (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)          Identification No.)

P.O. BOX 5024, ONE STATE STREET,
HARTFORD, CONNECTICUT                                06102-5024
(Address of principal executive offices)            (Zip Code)

                              (860) 722-1866
              (Registrant's telephone number, including area code)

           The Hartford Steam Boiler Inspection and Insurance Company
              (Former name, former address and former fiscal year,
                       if changed since the last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's common stock without par value, as of June 30, 1997: 19,761,598

                                 HSB GROUP, INC.

                                      INDEX



PART I   FINANCIAL INFORMATION                                            PAGE
                                                                          ----
         Consolidated Statements of Operations for the
         Quarters Ended June 30, 1997 and 1996 (unaudited).................. 3

         Consolidated Statements of Financial Position as
         of June 30, 1997 (unaudited) and December 31,
         1996............................................................... 4

         Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 1997 and 1996
         (unaudited)........................................................ 5

         Notes to Consolidated Financial Statements (unaudited)............. 6

         Management's Discussion and Analysis of
         Consolidated Financial Condition and Results
         of Operations..................................................... 12

PART II  OTHER INFORMATION

         Item 1 - Legal Proceedings........................................ 21
         Item 2 - Changes in Securities.................................... 22
         Item 5 - Submission of Matters to a Vote of Security Holders...... 23
         Item 6 - Exhibits and Reports on Form 8-K......................... 24

SIGNATURES................................................................. 25




                                 HSB GROUP, INC.
                      Consolidated Statements of Operations
                                    Unaudited
                      (In millions, except per share data)




                                                  Quarter                            Six Months
                                               Ended June 30                        Ended June 30

Revenues:                                 1997             1996                  1997           1996
                                         -----------    -----------           -----------    -----------
  Insurance premiums                      $ 117.2        $ 112.9               $ 239.5        $ 221.3
  Net engineering services                   15.0           14.1                  29.7           26.8
  Net investment income                       8.8            7.9                  16.7           15.9
  Realized investment gains                   3.4            5.1                   4.0            6.0
                                         -----------    -----------           -----------    -----------
     Total revenues                         144.4          140.0                 289.9          270.0
                                         -----------    -----------           -----------    -----------

Expenses:
  Claims and adjustment                      51.4           56.0                 102.9          100.9
  Policy acquisition                         20.4           21.9                  43.9           42.5
  Underwriting and inspection                36.0           34.4                  71.3           68.1
  Net engineering services                   14.1           12.3                  27.7           23.6
  Interest                                    0.4            0.1                   0.6            0.3
                                          -----------    -----------          -----------    -----------

     Total expenses                         122.3          124.7                 246.4          235.4
                                          -----------    -----------          -----------    -----------

Income from continuing operations
before income taxes                          22.1           15.3                  43.5           34.6

Income taxes:
   Current                                    6.1            5.2                  12.7           10.4
   Deferred                                  (0.4)          (1.9)                 (1.4)          (2.2)
                                          -----------    -----------           -----------    -----------
     Total income taxes                       5.7            3.3                  11.3            8.2

Income from continuing operations            16.4           12.0                  32.2           26.4

Discontinued operations:
     Income from operations
     of Radian International LLC
     net of income taxes of $(.8);
     $1.0; $0; and $2.8                        -             1.4                   0.0            4.0
                                          -----------    -----------           -----------    -----------

     Net income                           $  16.4        $  13.4               $  32.2        $  30.4
                                          ===========    ===========           ===========    ===========


Net income per common share:
    Income from continuing operations     $   0.80       $   0.59              $   1.58       $   1.29
    Discontinued operations                    -             0.07                   -             0.20
                                         -----------    -----------           -----------    -----------

    Net income                            $   0.80       $   0.66              $   1.58       $   1.49
                                         ===========    ===========           ===========    ===========

Dividends declared per common share       $   0.57       $   0.57              $   1.14       $   1.14

Average common shares outstanding
and common stock equivalents                 20.5           20.3                  20.5           20.3

See Notes to Consolidated Financial Statements.

                                 HSB GROUP, INC.
                  Consolidated Statements of Financial Position
                      (In millions, except per share data)


                                                June 30,           December 31,
                                                 1997                 1996
                                             (Unaudited)
                                             -----------          ------------
Assets:
    Cash                                      $      4.7           $       4.5
    Short-term investments, at cost                 98.5                  97.9
    Fixed maturities, at fair value
      (cost -$242.8; $231.3)                       247.9                 235.8
    Equity securities, at fair value
      (cost - $189.1;  $182.9 )                    286.4                 262.7
                                               -----------       --------------
      Total cash and invested assets               637.5                 600.9

    Insurance premiums receivable                  133.7                 106.4
    Engineering services receivable                 11.9                  11.7
    Fixed assets                                    30.7                  31.7
    Prepaid acquisition costs                       43.7                  40.6
    Capital lease                                   15.7                  16.1
    Investment in Radian                            83.0                  79.7
    Reinsurance assets                             147.6                 162.9
    Other assets                                    77.4                  66.3
                                              -----------          ------------
        Total assets                          $  1,181.2           $   1,116.3
                                              ===========          ============

Liabilities:
    Unearned insurance premiums               $    295.6           $     270.6
    Claims and adjustment expenses                 282.3                 302.9
    Short-term borrowings                           26.4                   3.2
    Long-term borrowings                            25.1                  25.1
    Capital lease                                   27.9                  27.9
    Deferred income taxes                           29.3                  23.7
    Dividends payable                               11.4                  11.4
    Other liabilities                              113.7                  85.9
                                             -----------          ------------
        Total liabilities                          811.7                 750.7
                                             -----------          ------------

Convertible redeemable preferred stock-
    Series B (stated and redemption
    value; shares authorized,
    issued and outstanding .002)                    20.0                  20.0

Shareholders' equity:
    Common stock (stated value; shares
     authorized 50.0; shares issued 21.3;
     shares outstanding 19.7; 20.0)                 10.0                  10.0
    Additional paid-in capital                      31.5                  32.0
    Unrealized investment gains, net of tax         63.7                  52.8
    Retained earnings                              249.2                 255.1
    Benefit plans                                   (4.9)                 (4.3)
                                               -----------         ------------
          Total shareholders' equity               349.5                 345.6
                                             ------------          ------------
          Total                               $  1,181.2           $   1,116.3
                                              ===========          ============

      Shareholders' equity per common
        share                                 $     17.71          $      17.25

See Notes to Consolidated Financial Statements.

                                 HSB Group, Inc.
                      Consolidated Statements of Cash Flows
                                  (In millions)

                                                       Six Months Ended
                                                           June 30,
                                                   --------------------------
                                                      1997           1996
                                                   -----------    -----------
Operating activities:
Net income                                         $   32.2        $  30.4
Adjustments to reconcile net income to
     Cash provided by operating activities:
     Depreciation and amortization                      3.3            5.9
     Deferred  income taxes                            (1.4)          (2.2)
     Realized investment gains, including
     market adjustment for derivative instruments      (4.0)          (6.0)
     Change in:
        Insurance premiums receivable                 (27.3)         (29.4)
        Engineering services receivable                (0.2)          (1.5)
        Prepaid acquisition costs                      (3.1)          (6.2)
        Reinsurance assets                             15.3          (46.7)
        Unearned insurance premiums                    25.0           47.5
        Claims and adjustment expenses                (20.6)          42.8
        Investment in Radian                           (3.3)           8.6
        Other                                          (2.8)          (6.7)
                                                     -----------    -----------

            Cash provided by operating activities      13.1           36.5
                                                     -----------    -----------

Investing activities:
Fixed asset additions, net                             (2.0)          (3.9)

Investments:
     Purchase of short-term investments, net           (0.6)           0.5
     Purchase of fixed maturities                     (28.0)         (54.3)
     Proceeds from sale of fixed maturities             7.4           71.6
     Redemption of fixed maturities                     8.7            3.3
     Purchase of equity securities                    (90.1)         (66.7)
     Proceeds from sale of equity securities          107.3           57.3
     Cash transferred to investment in Radian            -            (0.8)
                                                    -----------    -----------

            Cash provided by investment activities      2.7            7.0
                                                    -----------    -----------

Financing activities:
Increase (decrease) in short-term borrowings           23.2          (10.3)
Dividends paid to shareholders                        (23.5)         (23.1)
Reacquisition of stock                                (16.6)          (4.0)
Exercise of stock options                               1.3            1.1
                                                    -----------    -----------

            Cash used in financing activities         (15.6)         (36.3)
                                                    -----------    -----------

     Net increase in cash                               0.2            7.2

     Cash at beginning of period                        4.5            8.6
                                                    -----------    -----------

     Cash at end of period                          $   4.7         $ 15.8
                                                    ===========    ===========

Interest paid                                       $   0.6         $  1.1
                                                    -----------    -----------

Federal income tax paid                             $  13.1         $  8.8
                                                    -----------    -----------




See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
1.       General

         The interim consolidated financial statements in this report include adjustments based on management's best estimates and judgments, including estimates of future loss payments, which are necessary to present a fair statement of the results for the interim periods reported. These adjustments are of a normal, recurring nature. The financial statements are prepared on the basis of generally accepted accounting principles and should be read in conjunction with the financial statements and related notes in the 1996 Annual Report. Certain amounts for 1996 have been reclassified to conform with the 1997 presentation.

2.       Discontinued Operations

         In 1996, the Company entered into a joint venture agreement with The Dow Chemical Company (Dow) to form a new company, Radian International LLC (Radian LLC). The terms of the agreement provided that HSB contribute the net assets of its Radian Corp. subsidiary into this joint venture for a 40% ownership. Income was subject to a preference return to HSB in the first two years. The agreement provided HSB the option to put its share of the venture to Dow any time during the period from December 31, 1997 to December 31, 1998 upon giving appropriate notice. On July 28, 1997 the HSB Board of Directors ratified management's decision to put its share of Radian LLC to Dow on or about January 1, 1998 for approximately $145 million. This amount is not subject to any material adjustment due to the future operating results of Radian LLC; therefore this will result in a pre-tax gain of approximately $60 million. Due to this decision, the results of Radian LLC have been classified as discontinued operations. HSB's share of Radian LLC's results has been immaterial to the consolidated results during the first six months of 1997.

3.       Industrial Risk Insurers

         On December 1, 1996 HSB increased its participation in Industrial Risk Insurers (IRI) from 14% to 23.5%. IRI is an unincorporated, voluntary property underwriting association currently comprised of twenty-three property casualty insurance companies. IRI primarily writes policies on a syndicate basis which specifies to the insured the percentage share of risk accepted by each member of the association. Each member company, therefore, operates as a direct insurer or reinsurer on such policies and participates in the premiums and losses generated thereunder in proportion to its membership interest.

         In essence, the IRI facilitates the proportional sharing of risk under one policy where each member is essentially considered to be the direct writer for reporting, premium tax and other regulatory purposes. Liability on such policies is several and not joint, and therefore, members are not responsible for policy liabilities of the other members. An increased participation does not expose the Company to the effect of adverse loss development on claims incurred prior to the effective date of the increase.

         Other than a nominal deposit, which is refunded if participation ceases, there is no cost to becoming a member of the IRI. Members can change or terminate their participation on an annual basis. Typically participation levels vary based on a member's expectations of future profits.

4.       Shareholders' Equity

         The Connecticut Business Corporation Act, which became effective on January 1, 1997, eliminated the concept of treasury shares. Therefore, shares reacquired by the Company constitute authorized but unissued shares. As a result of this change in law, the Company eliminated the caption Treasury Stock from its balance sheet and reclassified the amounts to additional paid-in capital and retained earnings. These amounts were $74.8 million as of June 30, 1997 and $59.5 million as of December 31, 1996. The reclassifications were distributed as follows:

                                  June 30, 1997       December 31, 1996
                                  -------------       -----------------
         Additional Paid In         $    2.5               $    2.0
         Retained Earnings              72.3                   57.5
                                   ----------              ----------
         Total                      $   74.8               $   59.5

         On December 30, 1996, the Company issued Convertible Redeemable Preferred Stock. The Stock is convertible into 398,406 shares of HSB common stock at a price of $50.20 per share and may be redeemed at the option of the Company on or after the fifth anniversary of issuance and by the holder after the eighth anniversary. As a result of the stock's redemption features, it has been included in the "mezzanine" section of the balance sheet located between liabilities and shareholders' equity.

         Prior year amounts now conform to these presentations.

5.       Derivative Instruments

         On December 19, 1996, the Company entered into three "zero cost collar contracts" to mitigate the effects of market risk on its U. S. common stock portfolio (which, for management purposes, included certain convertible preferreds). Each contract had a notional value of $50 million and maturity dates ranging from November 1997 to January 1998. The contracts are European style, which means they only settle upon maturity. The contracts, which were entered into when the S&P 500 Index was 744.3, allow the Company to recover from the counterparty if the index is below 695.2 at the time of maturity, and requires the Company to reimburse the counterparty if the index is above a range of 811.3 to
         818.7 at the time of maturity.

         The Company entered into these contracts with the intent to hold such contracts until maturity. However, based upon price movements in the S&P 500 Index since December 31, 1996, the contracts do have a current estimated market value of $(19.4) million, which represents the cost the Company would incur if it had canceled the contracts at June 30, 1997. As of June 30, 1997, the Company recorded the mark to market valuation of $19.4 million as a reduction of realized investment gains. At present such contracts are included in other liabilities in the Statement of Financial Position.

         At June 30, 1997, the S&P 500 Index was 885.14, which is outside the bounds of the collar. If the contracts had reached their expiration dates at the end of the quarter, HSB would have been required to pay approximately $14.0 million to its counterparty and an additional $5.4 million of realized gains would have been recognized in the statement of income.

         The Company's U.S. common stock portfolio has experienced a total return of $37 million (which includes price appreciation of approximately $34 million) since December 31, 1996, and has had a price movement correlation with the S&P 500 Index well in excess of 80%.

         The collar subjects the Company to market and counterparty credit risk. The Company manages this exposure by frequently modeling the effects of potential future price movements on the value of the collar and HSB's portfolio and by entering into contracts with internationally recognized financial institutions, which are expected to perform under the terms of the contract, and by evaluating the credit worthiness of such institutions by taking into account credit ratings and other factors.

6.       Recent Accounting Developments

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per
         Share". This statement establishes standards for computing and presenting earnings per share (EPS). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The requirements of this statement will be effective for year end 1997 financial statements. Had this standard been in effect as of the first quarter 1996, EPS would have been as follows:

                              June 30, 1997                   June 30, 1996
                              -------------                   -------------
                          Quarter         YTD            Quarter           YTD
                          -------        -----           -------          ----

         Basic            $  .81         $1.58           $ .66           $1.50
         Diluted          $  .80         $1.58           $ .66           $1.49
         As Reported      $  .80         $1.58           $ .66           $1.49

         In June 1997 the FASB issued SFAS 130 " Reporting Comprehensive Income" which requires items that comprise comprehensive income be reported in a financial statement display with the same prominence as other financial statements. This presentation will include such items as market value adjustments of securities, foreign currency translation, and certain adjustments made for benefit plans, which are currently reported as components of the changes in shareholders' equity. This statement will be effective beginning in 1998 with retroactive restatement of prior periods required.

         Also in June of 1997 the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". This standard requires companies to report financial and descriptive information about reportable operating segments. It includes disclosure requirements relating to products and services, geographic areas and major customers. This statement will be effective beginning in 1998.

7.       Legal Proceedings

         The Company is involved in three arbitration or litigation proceedings regarding the extent to which certain explosion events are insured under boiler and machinery policies of the Company or under the all-risk property insurance policies issued by other companies. Management believes the Company's policies do not provide coverage for losses resulting from the explosion events that are the subject of these proceedings.

         A lower court ruling in one of these cases held that an explosion did occur, and that the Company was not liable for losses of the insured resulting from the explosion. In a further action, the court denied the Company's motion for summary judgment on certain issues, thus leaving the Company potentially liable for certain unquantified losses resulting from events prior to the explosion. In the first quarter of 1997 the Company and the property insurer jointly settled the case with the insured. The Company's ultimate share of the settlement will be determined in an arbitration proceeding with the property insurer. The Company has incurred gross losses and LAE of $40.7 million and a net loss after taking into account reinsurance recoverables of $6.4 million, of which $5 million represents claim cost and the remaining $1.4 million represents loss adjustment expenses. As a result of payments made to date, at June 30, 1997 the Company carried gross loss and LAE reserves of $2.8 million and recoverables from reinsurers of $2.9 million.

         The Company has accrued $6.5 million with respect to the other two cases for potential loss adjustment expenses, including legal costs to defend the Company's position. One case is in the process of pre-trial summary judgment motions and appeals; the other case is involved in both arbitration and litigation proceedings. A trial date has not been set for either case. In the event that the Company is held liable for one or both of the remaining claims, amounts in excess of the Company's net maximum aggregate retention of $8.5 million is recoverable from the

         Company's  reinsurers.   Claim  amounts  potentially  recoverable  from
         reinsurers in the event of a possible adverse outcome in these cases could range, in the aggregate, from $40 million to $195 million.

         The obligations of the Company's reinsurers with respect to these cases are not in dispute. Therefore, management believes that any adverse outcomes in these cases will not, in the aggregate, have a material effect on either the results of operations or financial condition of the Company. The Company's reinsurance contracts do not require the Company to reimburse its reinsurers for any losses such reinsurers might incur should these cases not be decided in the Company's favor. Nevertheless, reinsurers often quote rates for future coverages based upon their or other reinsurer's experience on a particular account. Therefore, in the event the Company's reinsurers pay significant sums pursuant to the arbitration or litigation proceedings described above, it is likely the Company's reinsurance rates would increase in future periods. However, given the insured capacity that exists in reinsurance markets worldwide, coupled with the Company's ability to negotiate a redesign or restructuring of its reinsurance program, it does not necessarily mean that such an increase would be material.

         The Company is also involved in various other legal proceedings as defendant or co-defendant that have arisen in the normal course of its business. In the judgment of management, after consultation with counsel, it is improbable that any liabilities which may arise from such litigation will have a material adverse impact on the results of operations or the financial position of the Company.

  8.     Holding Company Formation

         At a special meeting of the Company on June 23, 1997, shareholders voted to approve a proposal which enabled the Company to form a new holding company, HSB Group, Inc. Shareholders of Hartford Steam Boiler's common stock automatically became holders of HSB Group's common stock through a share exchange approved by the shareholders, and certificates representing Hartford Steam Boiler common stock automatically represent the corresponding shares of HSB Group common stock.

  9.     Capital Securities

         On July 10, 1997, HSB Group, Inc. announced the sale of $110 million of 30 year Capital Securities in a private placement. The securities are non-callable for ten years and may be called earlier upon the occurrence of a Tax Event. The securities were issued through HSB Capital I, a Delaware business trust created by HSB Group, Inc. at a floating rate tied to 90 day LIBOR. The initial coupon is approximately
         6.7 percent. Holders of the Capital Securities will be entitled to receive preferential cumulative cash distributions accumulating from the date of original issuance and payable quarterly in arrears. The Company has the right to defer payment of interest at any time or from time to time for a period not exceeding 20 consecutive quarterly periods with respect to each deferral period. During an extension period, interest will continue to accrue and the amount of distributions to which holders of the Capital Securities are entitled will accumulate, and the Company will be prohibited from paying any cash dividends on its common stock. The Company has irrevocably and unconditionally guaranteed all of the Issuer Trust's obligations under the Capital Securities. The Company expects to use the proceeds for general corporate purposes, which may include the repurchase of HSB common stock; funding investments in, or extensions of credit to, subsidiaries; repayment of maturing debt; and financing possible future acquisitions.

10.      Computation of Earnings Per Share

                                      Quarter Ended             Year to Date
                                      June 30, 1997             June 30, 1997
                                      -------------             -------------

          Net Income                   $16.4  (A)               $  32.2  (A)
                                       =====                     =======

          Weighted Average Common
            Shares Outstanding          19.9                       20.0
          Common Stock Equivalents
            Preferred Stock -
             assuming conversion          .4                         .4
            Options                       .2                         .1
                                        ----                     -------

                                        20.5  (B)                  20.5  (B)
                                        =====                     =======

          EPS - (A)/(B)                 $0.80                      $1.58*


         *Computation excludes rounding



                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF CONSOLIDATED FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 1997

RESULTS OF OPERATIONS
 (dollar amounts in millions)
Consolidated Overview
                                                Quarter Ended                    Six Months Ended
                                                   June 30                             June 30
                                           ---------------------              -----------------------

                                           1997              1996             1997                1996
                                           ----              ----             ----                ----

Insurance premium                        $  117.2          $ 112.9          $  239.5          $ 221.3

Net engineering services revenue             15.0             14.1              29.7             26.8

Net investment income                         8.8              7.9              16.7             15.9

Realized investment gains                     3.4              5.1               4.0              6.0
                                          --------          -------          --------          -------

    Total revenues                       $  144.4          $ 140.0          $  289.9          $ 270.0
                                           ======          =======          ========          =======

Income from continuing operations        $   16.4          $  12.0          $   32.2          $  26.4
                                         --------          -------          --------          -------

Net income                               $   16.4          $  13.4          $   32.2          $  30.4
                                          =======          =======          ========          =======

Income from continuing operations

per common share                         $    0.80         $   0.59         $    1.58         $   1.29
                                          --------          -------          --------          -------



Net income per common share              $    0.80         $   0.66         $    1.58         $   1.49
                                          ========          =======          ========          =======


Net income per common share for the second quarter of 1997 increased 21 percent from the second quarter of 1996 and increased 6 percent in the first six months of 1997 compared to 1996 due to significantly higher underwriting gains in the Company's insurance operations. There were no earnings from HSB's interest in its joint venture, Radian International LLC during the quarter and year to date through June 30, 1997. Continued softness in Radian's businesses due to delays associated with the transition of their client mix to one that is more commercial based than government based accounted for the decrease. On July 28, 1997 the HSB Board ratified management's decision to exercise its option to put its share of Radian International LLC to Dow on or about January 1, 1998 for approximately $145 million. Due to this decision, the results of Radian International LLC have been classified as discontinued operations. In comparison to 1996 results, income per share from continuing operations increased 36 percent and 22 percent for the second quarter and year to date respectively.

Insurance premiums grew 4 percent in the quarter and 8 percent year to date, with the increased participation in IRI a contributing factor as well as growth in both the domestic and international books of business. The second quarter combined ratio improved from 99.0 percent in 1996 to 91.8 percent in 1997. Net engineering services revenue increased 7 percent for the second quarter and 11 percent year to date compared to comparable periods last year.

The effective tax rates for the second quarter and year to date were 26 percent compared to 22 percent and 24 percent for the comparable prior periods. Tax rate fluctuations occur as underwriting and engineering services results change the mix of pre-tax income between fully taxable earnings and tax preferred earnings. The Company continues to manage its use of tax advantageous investments to maximize after tax earnings.


Recent Accounting Developments
------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". This statement establishes standards for computing and presenting earnings per share (EPS). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The requirements of this statement will be effective for year end 1997 financial statements. Had this standard been in effect for 1997, basic EPS would have increased $.01 for the second quarter to $.81.

In June 1997 the FASB issued SFAS 130 " Reporting Comprehensive Income" which requires items that comprise comprehensive income be reported in a financial statement display with the same prominence as other financial statements. This will include a presentation of items such as market value adjustments of securities, foreign currency translation, and certain adjustments made for benefit plans. This statement will be effective beginning in 1998 with retroactive restatement of prior periods required.

Also in June of 1997 the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". This standard requires companies to report financial and descriptive information about reportable operating segments. It includes disclosure requirements relating to products and services, geographic areas and major customers. This statement will be effective beginning in 1998.

Other Developments
------------------

At a special meeting for the Company on June 23, shareholders voted to approve a proposal which enabled the Company to form a new holding company, HSB Group, Inc. Shareholders of Hartford Steam Boiler's common stock automatically became holders of HSB Group's common stock through a share exchange approved by the shareholders, and certificates representing Hartford Steam Boiler common stock automatically represent the corresponding shares of HSB Group common stock.

Insurance Operations
--------------------

Insurance operations include the insurance results of The Hartford Steam Boiler Inspection and Insurance Company(HSB), HSB Engineering Insurance Limited (HSB-EIL), The Boiler Inspection and Insurance Company of Canada (BI&I) and The Allen Insurance Company, Ltd.

On December 1, 1996 HSB increased its  participation in Industrial Risk Insurers
(IRI) from 14% to 23.5%. IRI is an unincorporated, voluntary property underwriting association currently comprised of twenty-three property casualty insurance companies. IRI primarily writes policies on a syndicate basis which specifies to the insured the percentage share of risk accepted by each member of the association. Each member company, therefore, operates as a direct insurer or reinsurer on such policies and participates in the premiums and losses generated thereunder in proportion to its membership interest.

In essence, the IRI facilitates the proportional sharing of risk under one policy where each member is essentially considered to be the direct writer for reporting, premium tax and other regulatory purposes. Liability on such policies is several and not joint, and therefore, members are not responsible for policy liabilities of the other members. An increased participation does not expose the Company to the effect of adverse loss development on claims incurred prior to the effective date of the increase.

Other than a nominal deposit, which is refunded if participation ceases, there is no cost to becoming a member of the IRI. Members can change or terminate their participation on an annual basis. Typically participation levels vary based on a member's expectations of future profits.

IRI has a fiscal year ending November 30, and provides reports to its members on a quarterly basis. As a result, the Company's increased participation to 23.5 percent has initially been reflected in the first quarter financial results for 1997.



                                                   Quarter Ended                       Six Months Ended
                                                     June 30                                June 30
                                            ---------------------------            ------------------------


                                                1997              1996               1997             1996
                                                ----              ----               ----             ----
Gross earned premium                           $  149.2         $   137.7           $  305.0         $   271.4

Ceded premium                                      32.0              24.8               65.5              50.1
                                                 ------         ---------           --------         ---------

Insurance premium                                 117.2             112.9              239.5             221.3

Claims and adjustment expenses                     51.4              56.0              102.9             100.9

Underwriting, acquisition

         and other expenses                        56.4              56.3              115.2             110.6
                                                 ------         ---------           --------         ---------

Underwriting gain                              $    9.4         $     0.6           $   21.4         $     9.8
                                              =========        ==========           ========         =========




Loss ratio                                         43.9%             49.5%              43.0%             45.6%
Expense ratio                                      47.9%             49.5%              47.9%             49.5%
                                               ----------        ----------          --------          --------
Combined ratio                                     91.8%             99.0%              90.9%             95.1%
                                               ==========        ==========          ========          ========


Gross earned premiums in the second quarter and year to date increased 8 percent and 12 percent from the comparable periods in 1996. This increase was primarily attributable to the increased participation in IRI ($6.4 million and $16.5 million) and to growth in both domestic and global markets. Gross earned premiums representing coverage outside the U.S. increased 12 percent in the second quarter and 21 percent year to date from the comparable period in 1996. In certain areas of the Company's direct domestic and international businesses, the market is experiencing price erosion. HSB will not write business at rates which would lessen our ability to maintain underwriting profit. Increases in ceded premium of 29 percent in the current quarter and 31 percent year to date were primarily due to the additional participation in IRI and the purchase of facultative reinsurance at EIL.

The loss ratio decreased from 49.5 percent in the second quarter of 1996 to 43.9 percent in the current quarter and from 45.6 percent in the first six months of 1996 to 43.0 percent in the first six months of 1997. In 1996, high frequency of claims and unusually severe winter weather impacted the loss ratio. Approximately $2.6 million of flood related losses were reported during the first six months of 1997, which impacted the loss ratio by 1.1 percentage points. Gross claims and adjustment expenses for 1997 and 1996 were $142.5 million and $214.2 million, respectively.

The expense ratio improved in both the quarter and year to date from comparable periods in the previous year as the growth rate in earned premium exceeded the growth rate in underwriting and inspection expenses. Underwriting, acquisition and other expenses were flat in the second quarter but increased approximately 4 percent year to date primarily due to increased participation in IRI. In April HSB was notified that expected obligations to the Florida Insurance Guaranty Association relating to Hurricane Andrew were canceled. Expenses in the second quarter benefited from the release $.6 million of reserves that had been established in prior years for these assessments.


Engineering Services Operations

                                                  Quarter Ended                      Six Months Ended
                                                     June 30                             June 30

                                             1997                1996           1997           1996
                                             ----                ----           ----           ----
Net engineering services revenue           $  15.0             $  14.1          $  29.7        $  26.8
Net engineering services expenses             14.1                12.3             27.7           23.6
                                            ------              ------          -------        -------

Operating gain                             $   0.9             $   1.8          $   2.0        $   3.2
                                            =======            =======           ======        =======

Net margin                                     6.1%               12.6%             6.6%          12.0%

Engineering services operations include the results of HSB's and BI&I's engineering services, HSB Reliability Technologies (HSBRT) and the Company's other engineering services subsidiaries.

Net engineering services revenues increased $.9 million in the second quarter and $2.9 million year to date compared to the same periods in 1996. The growth in revenues was primarily due to increases generated by HSBRT. The decline in operating gain from the previous periods reflects slower growth in the domestic book and Far East operations, and operating costs incurred to develop new products and in new start up operations.

Investment Operations

                                                 Quarter Ended                        Six Months Ended
                                                    June 30                                June 30
                                            ---------------------------            -------------------

                                               1997             1996               1997             1996
                                               ----             ----               ----             ----

Net investment income                       $     8.8         $     7.9           $   16.7         $    15.9
Realized investment gains                         3.4               5.1                4.0               6.0
                                            ---------         ---------           --------         ---------
Pretax income from
         investment operations              $    12.2         $    13.0           $   20.7         $    21.9
                                            =========         =========           ========         =========



Net investment income for the second quarter and year to date increased $.9 million and $.8 million compared to the same periods in 1996. Investable assets increased in 1997 in comparison to the same period in 1996. Net investment income was impacted earlier in 1997 by calls of high yielding preferred stocks and cash collections from reinsurers that were not received until late in March. In the second quarter net investment income increases reflected more investable funds and a modest change in the mix of the portfolio from tax preferred investments to more taxable investments with higher pre-tax yields. Second quarter net investment income was also impacted by higher interest costs related to a larger amount of commercial paper outstanding.

The Company's investment strategy continues to be to maximize total return on the investment portfolio through investment income and capital appreciation. Investment strategies for any given year are developed based on many factors including operational results, tax implications, regulatory requirements, interest rates, dividends to stockholders and market conditions. The investment portfolio includes a wide variety of high quality equity securities and both domestic and foreign fixed maturities. The Company continues to manage its use of tax advantageous investments to maximize after tax investment earnings.

In the fourth quarter of 1996, HSB entered into three zero cost collar contracts to mitigate the effects of market risk on its domestic common stock portfolio. The contracts have maturity dates ranging from November 1997 to January 1998. The contracts, which were entered into when the S&P index was 744.3, allow the Company to recover from the counterparty if the index is below 695.2 at the time of maturity and requires the Company to reimburse the counterparty if the index is above a range of 811.3 to 818.7 at the time of maturity. In addition to offering downside protection for market declines in excess of approximately 6 percent, the collar permits the Company to receive the dividends on its common stock investments and retain a certain level of upside appreciation depending on market movements.

At June 30, 1997 the S&P index was at 885.14 which is outside the bounds of the collar. Although there would have been a settlement of $14.0 million had these contracts matured at June 30, 1997, HSB has adjusted its value of the contracts to an estimated fair value at that date and reduced realized investment gains by $19.4 million on a year to date basis. The impact on the quarter was $18.0 million.

The Company's U.S. common stock portfolio has experienced a total return of $37 million (which includes price appreciation of approximately $34 million) since December 31, 1996, and has had a price movement correlation with the S&P 500 Index well in excess of 80%.



Liquidity and Capital Resources
-------------------------------
                                                       Balances at
                                            June 30                December 31
                                             -------                -----------

                                              1997                     1996
                                              ----                     ----

Total assets                               $ 1,181.2               $ 1,116.3
Short-term investments                          98.5                    97.9
Cash                                             4.7                     4.5
Short-term borrowings                           26.4                     3.2
Convertible Redeemable Preferred Stock          20.0                    20.0
Common shareholder's equity                    349.5                   345.6

Liquidity refers to the Company's ability to generate sufficient funds to meet the cash requirements of its business operations. The Company receives a regular inflow of cash from maturing investments and engineering services and insurance operations. The mix of the investment portfolio is managed to respond to expected claim pay-out patterns. The Company also maintains a highly liquid short-term portfolio to provide for immediate cash needs.

Cash provided from operations was $13.1 million in the first six months of 1997 compared to $36.5 million for the same period in 1996. Insurance operations cash flow decreased as claims paid increased 54 percent compared to the same period in 1996, and premiums collected were 5 percent higher year to date. Collections from reinsurers increased significantly in the current year. The Company's participation in IRI impacted components of the Consolidated Statement of Cash Flows for 1997, including a year to date positive impact of $8.3 million and $9.4 million for 1997 and 1996, respectively, to cash provided from operations.

Capital resources consist of shareholders' equity, convertible redeemable preferred stock and debt outstanding and represent those funds deployed or available to be deployed to support business operations. Common shareholders' equity of $349.5 million at June 30, 1997 increased by $3.9 million since December 31, 1996. The increase reflects net income of $32.2 million year to date and an increase in unrealized gains, net of tax, of $10.9 million, offset by dividends of $23.3 million and share repurchases.

On January 27, 1997 the Board of Directors renewed the Company's authorization to repurchase up to one million of its common shares. During the second quarter the Company repurchased 340,400 common shares at a cost of $15.3 million. At its July meeting, the HSB Board of Directors increased the authorization to
repurchase  shares  to  two  million.   Treasury  stock  of

$74.8 million was reclassified to retained earnings and additional paid-in capital during 1997 in accordance with the Connecticut Business Corporation Act which, effective January 1, 1997, eliminated the concept of treasury shares. For comparative purposes treasury stock of $59.5 million was likewise reclassified at December 1996.

At June 30, 1997, the Company had significant short-term and long-term borrowing capacity. The Company is currently authorized to issue up to $75 million of commercial paper. Commercial paper outstanding at June 30, 1997 and December 31, 1996 was $26.4 million and $3.2 million, respectively. The Company has authorized a guaranty of up to 40 percent of Radian International, LLC's $40 million credit facility with The Dow Chemical Company. At June 30, 1997 the amount guaranteed was $13.7 million.

On July 10, 1997, HSB Group, Inc. announced the sale of $110 million of 30 year Capital Securities in a private placement. The securities are non-callable for ten years and may be called earlier upon the occurrence of a tax event. The securities were issued through HSB Capital I, a Delaware business trust created by HSB Group, Inc. at a floating rate tied to 90 day LIBOR. The initial coupon is approximately 6.7 percent. Holders of the Capital Securities will be entitled to receive preferential cumulative cash distributions accumulating from the date of original issuance and payable quarterly in arrears. The Company has the right to defer payment of interest at any time or from time to time for a period not exceeding 20 consecutive quarterly periods with respect to each deferral period. During an extension period, interest will continue to accrue and the amount of distributions to which holders of the Capital Securities are entitled will accumulate, and the Company will be prohibited from paying any cash dividends on its common stock. The Company has irrevocably and unconditionally guaranteed all of the Issuer Trust's obligations under the Capital Securities. The Company expects to use the proceeds for general corporate purposes, which may include the repurchase of HSB common stock; funding investments in, or extensions of credit to, subsidiaries; repayment of maturing debt; and financing possible future acquisitions.

The Company is involved in three arbitration or litigation proceedings regarding the extent to which certain explosion events are insured under boiler and machinery policies of the Company or under the all-risk property insurance policies issued by other companies. Management believes the Company's policies do not provide coverage for losses resulting from the explosion events that are the subject of these proceedings. More information pertaining to these legal proceedings may be found under note 7 of the Notes to Consolidated Financial Statements herein.

Forward-Looking Statements

Certain statements contained in this report are forward-looking and are based on management's current expectations. Actual results may differ materially from such expectations depending on the outcome of certain factors described with such forward-looking statements and other factors including: significant natural disasters and severe weather conditions; changes in interest rates and the performance of the financial markets; changes in the availability, cost and collectibility of reinsurance; changes in domestic and foreign laws, regulations and taxes; the entry of new or stronger competitors and the intensification of pricing competition; the loss of current customers or the inability to obtain new customers; changes in the coverage terms selected by insurance customers, including higher deductibles and lower limits; the adequacy of loss reserves; changes in asset valuations; consolidation and restructuring in the insurance industry; changes in the demand and customer base for engineering and inspection services offered by the Company, whether resulting from changes in the law or otherwise, and other general market conditions.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

The Company is involved in three arbitration or litigation proceedings regarding the extent to which certain explosion events are insured under boiler and machinery policies of the Company or under the all-risk property insurance policies issued by other companies. Management believes the Company's policies do not provide coverage for losses resulting from the explosion events that are the subject of these proceedings.

A lower court ruling in one of these cases held that an explosion did occur, and that the Company was not liable for losses of the insured resulting from the explosion. In a further action, the court denied the Company's motion for summary judgment on certain issues, thus leaving the Company potentially liable for certain unquantified losses resulting from events prior to the explosion. In the first quarter of 1997 the Company and the property insurer jointly settled the case with the insured. The Company's ultimate share of the settlement will be determined in an arbitration proceeding with the property insurer. The Company has incurred gross losses and LAE of $40.7 million and a net loss after taking into account reinsurance recoverables of $6.4 million, of which $5 million represents claim cost and the remaining $1.4 million represents loss adjustment expenses. As a result of payments made to date, at June 30, 1997 the Company carried gross loss and LAE reserves of $2.8 million and recoverables from reinsurers of $2.9 million.

The Company has accrued $6.5 million with respect to the other two cases for potential loss adjustment expenses, including legal costs to defend the Company's position. One case is in the process of pre-trial summary judgment motions and appeals; the other case is involved in both arbitration and litigation proceedings. A trial date has not been set for either case. In the event that the Company is held liable for one or both of the remaining claims, amounts in excess of the Company's net maximum aggregate retention of $8.5 million is recoverable from the Company's reinsurers. Claim amounts potentially recoverable from reinsurers in the event of a possible adverse outcome in these cases could range, in the aggregate, from $40 million to $195 million.

The obligations of the Company's reinsurers with respect to these cases are not in dispute. Therefore, management believes that any adverse outcomes in these cases will not, in the aggregate, have a material effect on either the results of operations or financial condition of the Company. The Company's reinsurance contracts do not require the Company to reimburse its reinsurers for any losses such reinsurers might incur should these cases not be decided in the Company's favor. Nevertheless, reinsurers often quote rates for future coverages based upon their or other reinsurer's experience on a particular account. Therefore, in the event the Company's reinsurers pay significant sums pursuant to the arbitration or litigation proceedings described above, it is likely the Company's reinsurance rates would increase in future periods. However, given the insured capacity that exists in reinsurance markets worldwide, coupled with the Company's ability to negotiate a redesign or restructuring of its reinsurance program, it does not necessarily mean that such an increase would be material.

The Company is also involved in various other legal proceedings as defendant or co-defendant that have arisen in the normal course of its business. In the judgment of management, after consultation with counsel, it is improbable that any liabilities which may arise from such litigation will have a material adverse impact on the results of operations or the financial position of the Company.

Item 2.  Changes in Securities
------------------------------

Recent Sales of Unregistered Securities

Effective September 26, 1996, the Company terminated its retirement plan for current and future non-employee directors and adopted the Directors Stock and Deferred Compensation Plan (the "Directors Plan"). At that time, the value of benefits payable to current non-employee directors who were covered under the terminated retirement plan was converted into stock equivalent units under the Directors Plan. Under the Directors Plan, non-employee directors will each receive an annual award of 550 stock equivalent units, and may elect to defer all or a portion of their cash compensation for payment at a future date. Deferred accounts will be credited annually with interest or translated into stock equivalent units, at the election of the director. The number of stock equivalent units equals the amount of cash compensation divided by the fair market value of Company common stock on the date such compensation would otherwise have been paid.

Account balances held under the Directors Plan are paid out in cash or an equivalent number of shares of Company common stock, at the election of the director. Dividend equivalents, in an amount equal to the amount of dividends that would have been payable had each stock equivalent unit constituted a share of Company common stock, are payable in cash at the end of the plan year on all stock equivalent units credited under the plan.

33,858.48 stock equivalent units, in the aggregate, were granted to eight of the Company's non-employee directors on September 26, 1996, based on a price of $44.625 per share.

Under the Company's Long-Term Incentive Plan (the "Long-Term Incentive Plan"), senior executives of the Company are eligible for awards based on the achievement of long-term performance goals. For each performance goal, an award schedule of performance contingent units is established. The actual award payable at the conclusion of a three year performance period is based on the level of attainment of the performance goals established for such period. Any payments under the plan are made in cash or in shares of Company common stock (which may be restricted shares) as determined by the committee administering the plan. Dividend equivalent units may be paid in conjunction with award payouts made under the plan equal to the amount of cash dividends that would have been paid if the award had been made in Company common stock at the committee's discretion.

On January 27, 1997, a total of 7,586 shares of restricted stock were awarded to senior executives under the plan. The fair market value of a share of the Company's common stock on that date was $45.8125.

To the  extent  that such  grants  under the  Directors  Plan and the  Long-Term
Incentive Plan constitute sales of equity securities, the Company issued such stock equivalent units, performance contingent units and restricted stock in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, taking into account the nature of the Directors Plan and Long-Term Incentive Plan, the sophistication of the non-employee directors and senior executives and their access to the kind of information that a registration statement would provide.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         (a) The Annual Meeting of Stockholders was held on April 24, 1997 and a Special Meeting of Stockholders was held on June 23, 1997.

         (b) Three directors were nominated for election at the Annual Meeting. Proxies for such meeting were solicited by Registrant's management pursuant to Regulation 14A under the Securities Exchange Act of 1934; there was no solicitation in opposition to management's nominees as listed in the proxy statement; and all of such nominees were elected for a three-year term.

         (c) The following matters were voted upon at the Annual Meeting with the voting results indicated.

                  1.       Election of Directors
                           ---------------------

                           Nominee             Votes For         Votes Withheld
                           -------             ---------         --------------
                           William B. Ellis    16,371,482            797,462
                           E. James Ferland    16,817,823            351,121
                           Wilson Wilde        16,602,165            566,779

                  2.       Proposal to amend and restate 1995 Stock Option Plan
                           ----------------------------------------------------

                           Votes for                 Against           Abstain
                           ---------                 -------           -------
                           15,302,655                1,536,186         330,103

                  3.       Appointment of Coopers & Lybrand as  Independent
                           ------------------------------------------------
                           Public Accountants
                           ------------------

                           Votes for                 Against           Abstain
                           ---------                 -------           -------
                           16,863,270                115,596           191,356

                  The following matter was voted upon at the June 27, 1997 Special Meeting with the voting results indicated.

                           Proposal  to  approve  Agreement  and  Plan of  Share
                           -----------------------------------------------------
                           Exchange  in  connection  with  the  formation  of  a
                           -----------------------------------------------------
                           revised holding company structure.
                           ---------------------------------

                           Votes for                 Against           Abstain
                           ---------                 -------           -------
                           15,276,070                191,093           161,267


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)  Exhibits -- Exhibit 4.  Documents related to HSB Capital I:

                            Amended and Restated Trust Agreement dated as of July 15, 1997 among HSB Group, Inc., The First National Bank of Chicago, First Chicago Delaware Inc. and the Administrative Trustees.

                            Junior Subordinated Indenture dated as of July 15, 1997 between HSB Group, Inc. and The First National Bank of Chicago.

                            Guarantee Agreement between HSB Group, Inc. and The First National Bank of Chicago dated as of July 15, 1997.

                            First Supplemental Indenture between HSB Group, Inc. and The First National Bank of Chicago dated as of July 15, 1997.

                           Exhibit 27. Financial Data Schedule.

         (b)  Reports on Form 8-K -

                           Form 8-K/A filed on May 12, 1997 amending Form 8-K dated January 30, 1996.

                           Form 8-K filed June 23, 1997 to announce shareholder approval of a revised holding company structure.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              HSB GROUP, INC.


Date:  August 13, 1997               By:      /s/ Saul L. Basch
                                              Saul L. Basch
                                              Senior Vice President, Treasurer
                                              and Chief Financial Officer

Date:  August 13, 1997               By:      /s/ Robert C. Walker
                                              Robert C. Walker
                                              Senior Vice President and
                                                     General Counsel