Form 10-Q
period 1997-09-30
HSB GROUP INC
filed 1997-11-07
CIK 1034588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
/x/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

                                 Not applicable
                     (Former name, former address and former
                                 fiscal year, if
                         changed since the last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's common stock without par value, as of September 30, 1997: 19,151,742

                                 HSB GROUP, INC.

                                      INDEX



PART I   FINANCIAL INFORMATION                                            PAGE

   Consolidated Statements of Operations for the
   Quarters Ended September 30, 1997 and 1996 (unaudited)................. 3

   Consolidated Statements of Financial Position as
   of September 30, 1997 (unaudited) and December 31, 1996................ 4

   Consolidated Statements of Cash Flows for the
   Nine Months Ended September 30, 1997 and 1996
   (unaudited)............................................................ 5

   Notes to Consolidated Financial Statements (unaudited)................. 6

   Management's Discussion and Analysis of
   Consolidated Financial Condition and Results
   of Operations......................................................... 12

PART II  OTHER INFORMATION

Item 1 - Legal Proceedings............................................... 20
Item 6 - Exhibits and Reports on Form 8-K................................ 22

SIGNATURES............................................................... 23


                                 HSB GROUP, INC.
                      Consolidated Statements of Operations
                                    Unaudited
                      (in millions, except per share data)





                                                               Quarter                   Nine Months
                                                         Ended September 30           Ended September 30

Revenues:                                               1997        1996             1997         1996
                                                    ----------   ----------       ---------     --------

  Insurance premiums                               $     121.3   $    113.8       $   360.9     $  335.1
  Net engineering services                                15.5         14.0            45.2         40.8
  Net investment income                                    9.1          7.6            25.8         23.5
  Realized investment gains                                2.3          2.5             6.2          8.5
                                                   -----------   ----------       ---------     --------
     Total revenues                                      148.2        137.9           438.1        407.9
                                                   -----------   ----------       ---------     --------

Expenses:
  Claims and adjustment                                   54.1         54.5           157.0        155.4
  Policy acquisition                                      23.5         21.4            67.5         63.9
  Underwriting and inspection                             34.2         34.2           105.5        102.3
  Net engineering services                                14.5         12.4            42.3         36.0
  Interest                                                 0.4           -              0.9          0.4
                                                   -----------    ----------      ----------    ---------
     Total expenses                                      126.7        122.5           373.2        358.0
                                                   -----------    ----------      ----------    ---------

Income from continuing
operations before income
taxes and distributions
on capital securities                               $     21.5   $     15.4       $    64.9     $   49.9


Income taxes:
   Current                                                14.2          3.2            26.8         13.6
   Deferred                                               (8.9)         0.3           (10.3)        (1.9)
                                                   -----------    ----------      ----------    ---------


     Total income taxes                             $      5.3   $      3.5       $    16.5     $   11.7

Distribution on capital
securities of subsidiary trust,
  net of taxes                                             1.0            -             1.0          -



                                                   -----------    ----------      ----------    ---------
Income from continuing operations                   $     15.2   $     11.9       $    47.4     $   38.2

Discontinued operations:
     Income from operations of Radian
     International LLC net of income
     taxes of $0.0; ($0.1); $0.0; and $2.8                 -           (0.3)            -            3.8
                                                   -----------    ----------      ----------    ---------

     Net income                                     $     15.2   $     11.6       $    47.4     $   42.0
                                                   ===========    ==========      ==========    =========


Net income per common share:
    Income from continuing operations               $      0.76  $      0.59      $     2.35    $    1.88
    Discontinued operations                                -           (0.01)           -            0.19
                                                   ------------   ----------      ----------    ---------

    Net income                                      $      0.76  $      0.58      $     2.35    $    2.07
                                                   ============   ==========        ========    =========

Dividends declared per common share                 $      0.60  $      0.57      $     1.74    $    1.71

Average common shares outstanding
  and common stock equivalents                            19.9         20.1            20.1         20.2

See Notes to Consolidated Financial Statements.

                                 HSB GROUP, INC.
                  Consolidated Statements of Financial Position
                      (In millions, except per share data)


                                                  September 30,   December 31,
                                                       1997           1996
                                                  (Unaudited)
                                                  ---------        --------
Assets:
     Cash                                         $      6.6      $    4.5
     Short-term investments, at cost                   133.3          97.9
     Fixed maturities, at fair value
       (cost -$239.3; $231.3)                          247.6         235.8
     Equity securities, at fair value
       (cost - $231.5  $182.9 )                        325.8         262.7
                                                  ----------       --------
       Total cash and invested assets                  713.3         600.9

     Insurance premiums receivable                     126.8         106.4
     Engineering services receivable                    12.9          11.7
     Fixed assets                                       28.4          31.7
     Prepaid acquisition costs                          45.5          40.6
     Capital lease                                      15.5          16.1
     Investment in Radian                               85.0          79.7
     Reinsurance assets                                146.4         162.9
     Other assets                                       82.9          66.3
                                                  ----------       --------
         Total assets                            $   1,256.7     $ 1,116.3
                                                  ==========       ========

Liabilities:
     Unearned insurance premiums                 $     295.8     $   270.6
     Claims and adjustment expenses                    278.8         302.9
     Short-term borrowings                              18.0           3.2
     Long-term borrowings                               25.1          25.1
     Capital lease                                      27.9          27.9
     Deferred income taxes                              21.1          23.7
     Dividends payable                                  13.3          11.4
     Other liabilities                                 127.3          85.9
                                                  ----------       --------
         Total liabilities                             807.3         750.7
                                                  ----------       --------

Convertible redeemable preferred stock-
     Series B (stated and redemption
     value; shares authorized, issued
     and outstanding .002)                              20.0          20.0

Company obligated mandatorily redeemable
     capital securities of subsidiary
     trust holding solely junior
     subordinated deferrable interest
     debenture of the Company, net of
     discount of $1.1 million                          108.9            -

Shareholders' equity:
     Common stock (stated value; shares
       authorized 50.0; shares issued
       21.3; shares outstanding 19.2; 20.0)             10.0          10.0
     Additional paid-in capital                         30.7          32.0
     Unrealized investment gains, net of tax            63.4          52.8
     Retained earnings                                 221.2         255.1
     Benefit plans                                      (4.8)         (4.3)
                                                  ----------        ---------
           Total shareholders' equity                  320.5         345.6
                                                  ----------        ---------
           Total                                 $   1,256.7     $ 1,116.3
                                                  ==========        =========

       Shareholders' equity per common share            16.73         17.25

See Notes to Consolidated Financial Statements.

                                HSB Group, Inc.
                      Consolidated Statements of Cash Flows
                                  (in millions)

                                                        Nine Months Ended
                                                          September 30
                                                    --------------------------
                                                       1997           1996
                                                    -----------    -----------
Operating activities:
Net income                                          $    47.4    $   42.0
Adjustments to reconcile net income to
     cash provided by operating activities:
     Depreciation and amortization                        5.1         7.8
     Deferred  income taxes                             (10.0)       (1.9)
     Realized investment gains including
        market adjustment for derivative
        investments                                      (6.2)       (8.5)
     Change in:
        Insurance premiums receivable                   (20.4)      (19.3)
        Engineering services receivable                  (1.2)       (2.2)
        Prepaid acquisition costs                        (4.9)       (8.8)
        Reinsurance assets                               16.5       (67.5)
        Unearned insurance premiums                      25.2        54.2
        Claims and adjustment expenses                  (24.1)       65.8
        Distributions on capital securities               1.6         0.0
        Investment in Radian                             (5.3)        9.3
        Other                                            (3.9)       (2.0)
                                                      --------    --------

          Cash provided by operating
          activities                                     19.8        68.9
                                                      --------    --------

Investing activities:
Fixed asset additions, net                                0.1         0.2

Investments:
     Purchase of short-term investments, net            (35.4)       (4.9)
     Purchase of fixed maturities                       (51.4)      (65.3)
     Proceeds from sale of fixed maturities              26.0        74.7
     Redemption of fixed maturities                      13.1         5.5
     Purchase of equity securities                     (178.1)     (113.7)
     Proceeds from sale of equity securities            167.0        91.2
     Cash transferred to investment in Radian             -          (0.8)
                                                      --------    --------

           Cash used in investment activities           (58.7)      (13.1)
                                                      --------    --------

Financing activities:
Proceeds from Company-obligated mandatorily
     redeemable capital securities of
     subsidiary trust                                   108.9
Increase (decrease) in short-term borrowings             14.8        (9.8)
Increase (decrease) in long-term debt                     -          (0.5)
Dividends paid to shareholders                          (35.0)      (34.7)
Reacquisition of stock                                  (51.6)      (13.0)
Exercise of stock options                                 4.0         1.0
                                                      --------    --------

           Cash provided by (used in)
           financing activities                          41.1       (57.0)
                                                      --------    --------

     Net increase in cash                                 2.2        (1.2)

     Cash at beginning of period                          4.5         8.6
                                                      --------    --------

     Cash at end of period                            $   6.7     $   7.4
                                                      ========    ========

Interest paid                                         $   2.0     $   1.7
                                                      --------    --------

Federal income tax paid                               $  25.7     $  16.7
                                                      --------    --------

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

2.       Discontinued Operations

         In 1996, the Company entered into a joint venture agreement with The Dow Chemical Company (Dow) to form a new company, Radian International LLC (Radian LLC). The terms of the agreement provided that HSB contribute the net assets of its Radian Corp. subsidiary into this joint venture for a 40% ownership. Income was subject to a preference return to HSB in the first two years. The agreement provided HSB the option to put its share of the venture to Dow any time during the period from December 31, 1997 to December 31, 1998 upon giving appropriate notice. On July 28, 1997 the HSB Board of Directors ratified management's decision to put its share of Radian LLC to Dow on or about January 1, 1998 for approximately $143 million. This amount is not subject to any material adjustment due to the future operating results of Radian LLC; therefore this will result in a pre-tax gain of approximately $57 million. Due to this decision, the results of Radian LLC have been classified as discontinued operations. HSB's share of Radian LLC's losses generated in the third quarter of approximately $1.2 million pre-tax have been deferred until HSB's share of Radian LLC has been transferred to Dow.

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

         Other than a nominal deposit, which is refunded if participation ceases, there is no cost to becoming a member of the IRI. Members can change or terminate their participation on an annual basis. Typically participation levels vary based on a member's expectations of future profits. Therefore, the form and extent of HSB's participation in IRI may vary in the future.

4.       Shareholders' Equity

         The Connecticut Business Corporation Act, which became effective on January 1, 1997, eliminated the concept of treasury shares. Therefore, shares reacquired by the Company constitute authorized but unissued shares. As a result of this change in law, the Company eliminated the caption Treasury Stock from its balance sheet and reclassified the amounts to additional paid-in capital and retained earnings. These amounts were $107.2 million as of September 30, 1997 and $59.5 million as of December 31, 1996. The reclassifications were distributed as follows:

                                September 30, 1997        December 31, 1996
                                ------------------        -----------------
         Additional Paid In         $    3.5               $    2.0
         Retained Earnings             103.7                   57.5
                                       -----                  -----
         Total                      $  107.2               $   59.5

         On December 30, 1996, the Company issued Convertible Redeemable Preferred Stock. The stock is convertible into 398,406 shares of HSB common stock at a price of $50.20 per share and may be redeemed at the option of the Company on or after the fifth anniversary of issuance and by the holder after the eighth anniversary. As a result of the stock's redemption features, it has been included in the "mezzanine" section of the balance sheet located between liabilities and shareholders' equity. On October 29, 1997, the holder converted its convertible redeemable preferred stock into common stock.

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

         The Company entered into these contracts with the intent to hold such contracts until maturity. However, based upon price movements in the S&P 500 Index since December 31, 1996, the contracts do have a current estimated market value of $(29.5) million, which represents the cost the Company would incur if it had canceled the contracts at September 30, 1997. As of September 30, 1997, the Company recorded the mark to market valuation of $29.5 million as a reduction of realized investment gains. At present such contracts are included in other liabilities in the Statement of Financial Position.

         At September 30, 1997, the S&P 500 Index was 947.28, which is outside the bounds of the collar. If the contracts had reached their expiration dates at the end of the quarter, HSB would have been required to pay approximately $26.5 million to its counterparty and an additional $3.0 million of realized gains would have been recognized in the statement of income.

         The Company's U.S. common stock portfolio has experienced a total return of $46 million (which includes price appreciation of approximately $41 million) since December 31, 1996, and has had a price movement correlation with the S&P 500 Index well in excess of 80%.

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

6.       Recent Accounting Developments

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". This statement establishes standards for computing and presenting earnings per share (EPS). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The requirements of this statement will be effective for year end 1997 financial statements. Had this standard been in effect as of the first quarter 1996, EPS would have been as follows:
                           September 30, 1997      September 30, 1996
                           ------------------      ------------------
                           Quarter         YTD      Quarter           YTD
                           -------        ----      -------          -----
         Basic             $  .77         $2.37      $ .58           $2.08
         Diluted           $  .76         $2.35      $ .58           $2.07
         As Reported       $  .76         $2.35      $ .58           $2.07

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

         A lower court ruling in one of these cases held that an explosion did occur, and that the Company was not liable for losses of the insured resulting from the explosion. In a further action, the court denied the Company's motion for summary judgment on certain issues, thus leaving the Company potentially liable for certain unquantified losses resulting from events prior to the explosion. In the first quarter of 1997 the Company and the property insurer jointly settled the case with the insured. The Company's ultimate share of the settlement will be determined in an arbitration proceeding with the property insurer. The Company has incurred gross losses and LAE of $40.7 million and a net loss after taking into account reinsurance recoverables of $6.5 million, of which $5 million represents claim cost and the remaining $1.5 million represents loss adjustment expenses. As a result of payments made to date, at September 30, 1997 the Company carried gross loss and LAE reserves of $2.8 million and recoverables from reinsurers of $2.9 million.

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

  9.     Capital Securities

         On July 10, 1997, HSB Group, Inc. announced the sale of $110 million of 30 year Capital Securities in a private placement. The securities are non-callable for ten years and may be called earlier upon the occurrence of a Tax Event. The securities were issued through HSB Capital I, a Delaware business trust created by HSB Group, Inc. at a floating rate tied to 90 day LIBOR. The initial coupon is 6.7 percent. Holders of the Capital Securities will be entitled to receive preferential cumulative cash distributions  accumulating from the date
         of original issuance and payable quarterly in arrears. The Company has the right to defer payment of interest at any time or from time to time for a period not exceeding 20 consecutive quarterly periods with respect to each deferral period. During an extension period, interest will continue to accrue and the amount of distributions to which holders of the Capital Securities are entitled will accumulate, and the Company will be prohibited from paying any cash dividends on its common stock. The Company has irrevocably and unconditionally guaranteed all of the Issuer Trust's obligations under the Capital Securities. The Company expects to use the proceeds for general corporate purposes, which may include the repurchase of HSB common stock; funding investments in, or extensions of credit to, subsidiaries; repayment of maturing debt; and financing possible future acquisitions. Pursuant to certain registration rights contained in the agreement with the initial purchasers of the Capital Securities, the Company has filed a registration statement for capital securities with virtually identical terms which holders can receive in exchange for the original securities.

10.      Computation of Earnings Per Share

                                        Quarter Ended         Year to Date
                                     September 30, 1997     September 30, 1997
                                      ------------------     ------------------
          Net Income                       $15.2  (A)         $  47.4  (A)
                                           =====              =======

          Weighted Average Common
                Shares Outstanding          19.3                 19.6
          Common Stock Equivalents
                Preferred Stock - assuming
                     conversion               .4                   .4
                Options                       .2                   .1
                                           ------             -------

                                            19.9  (B)            20.1  (B)
                                           ======             =======

          EPS - (A)/(B)                     $0.76                $2.35*



         * Computation excludes rounding.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF CONSOLIDATED FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1997

RESULTS OF OPERATIONS
 (dollar amounts in millions)
Consolidated Overview
---------------------
                                            Quarter Ended     Nine Months Ended
                                              September 30       September 30
                                         -----------------     ---------------
                                         1997        1996      1997       1996
                                         ----        ----      ----       ----

Insurance premium                        $121.3    $113.8    $360.9     $335.1

Net engineering services revenue           15.5      14.0      45.2       40.8

Net investment income                       9.1       7.6      25.8       23.5

Realized investment gains                   2.3       2.5       6.2        8.5
                                       --------    -------   --------   -------

    Total revenues                       $148.2   $ 137.9   $ 438.1     $407.9
                                         ======    =======   ======     ======

Income from continuing operations        $ 15.2   $  11.9   $  47.4     $ 38.2
                                       --------    -------   --------   -------

Net income                               $ 15.2   $  11.6   $  47.4     $ 42.0
                                       ========    =======   ========   =======

Income from continuing operations

per common share                         $  0.76  $   0.59  $   2.35    $  1.88
                                       ---------   -------   --------   -------



Net income per common share              $  0.76  $   0.58  $   2.35    $  2.07
                                       =========   =======   ========   =======


Net income per common share for the third quarter of 1997 increased 31 percent from the third quarter of 1996 and increased 14 percent in the first nine months of 1997 compared to 1996 due to significantly higher underwriting gains in the Company's insurance operations. On July 28, 1997 the HSB Board ratified management's decision to exercise its option to put its share of Radian International LLC to Dow on or about January 1, 1998 for approximately $143 million. Due to this decision, the results of Radian International LLC have been classified as discontinued operations and losses generated in the third quarter of approximately $1.2 million pre-tax have been deferred until HSB's share of Radian LLC has been transferred to Dow. In comparison to 1996 results, income per share from continuing operations increased 29 percent and 25 percent for the third quarter and year to date respectively.

Insurance premiums grew 7 percent in the quarter and 8 percent year to date, with the increased participation in IRI a contributing factor as well as growth in both the domestic and international books of business. The third quarter combined ratio improved from 96.3 percent in 1996 to 92.0 percent in 1997. Net engineering services revenue increased 11 percent for the third quarter and 11 percent year to date compared to comparable periods last year.

The effective tax rates on continuing operations for the third quarter and year to date were 25 percent compared to 23 percent for the comparable prior periods. Tax rate fluctuations occur as underwriting and engineering services results change the mix of pre-tax income between fully taxable earnings and tax preferred earnings that can be obtained by investing in certain instruments. The Company continues to manage its use of tax advantageous investments to maximize after tax earnings.

Recent Accounting Developments
------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". This statement establishes standards for computing and presenting earnings per share (EPS). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The requirements of this statement will be effective for year end 1997 financial statements. Had this standard been in effect for 1997, basic EPS would have increased $.01 for the third quarter to $.77 and increased $.02 year to date to $2.37.

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

Other Developments
------------------

At a special meeting for the Company on June 23, 1997 shareholders voted to approve a proposal which enabled the Company to form a new holding company, HSB Group, Inc. Shareholders of Hartford Steam Boiler's common stock automatically became holders of HSB Group's common stock through a share exchange approved by the shareholders, and certificates representing Hartford Steam Boiler common stock automatically represent the corresponding shares of HSB Group common stock.

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

Other than a nominal deposit, which is refunded if participation ceases, there is no cost to becoming a member of the IRI. Members can change or terminate their participation on an annual basis. Typically participation levels vary based on a member's expectations of future profits. Therefore, the form and extent of HSB's participation in IRI may vary in the future.

IRI has a fiscal year ending November 30, and provides reports to its members on a quarterly basis. As a result, the Company's increased participation to 23.5 percent has initially been reflected in the first quarter financial results for 1997.

                                       Quarter Ended         Nine Months Ended
                                        September 30            September 30
                                 ---------------------      --------------------


                                    1997        1996        1997          1996
                                    ----        ----        ----          ----

Gross earned premium                $151.6    $ 143.1      $ 456.6      $ 414.5

Ceded premium                         30.3       29.3         95.7         79.4
                                 ---------    ---------    --------    ---------

Insurance premium                    121.3      113.8        360.9        335.1

Claims and adjustment expenses        54.1       54.5        157.0        155.4

Underwriting, acquisition

         and other expenses           57.7       55.6        173.0        166.2
                                 ---------    ---------    --------    ---------

Underwriting gain                $     9.5    $   3.7     $   30.9    $    13.5
                                 ==========   =========   ========     =========




Loss ratio                           44.6%       47.9%       43.5%         46.4%
Expense ratio                        47.4%       48.4%       47.8%         49.1%
                                  ----------  ----------  --------     ---------

Combined ratio                       92.0%       96.3%       91.3%         95.5%
                                  ==========  ==========  ========     =========

Gross earned premiums in the third quarter and year to date increased 6 percent and 10 percent from the comparable periods in 1996. This increase was primarily attributable to the increased participation in IRI ($3.1 million and $19.6 million) and to growth in both domestic and global markets. Gross earned premiums representing coverage outside the U.S. increased 9 percent in the third quarter and 17 percent year to date from the comparable period in 1996. In certain areas of the Company's direct domestic and international businesses, the market is experiencing price erosion. HSB will not write business at rates which would lessen our ability to maintain underwriting profit. Increases in ceded premium of 3 percent in the current quarter and 21 percent year to date were primarily due to the additional participation in IRI and the purchase of facultative reinsurance at EIL.

The loss ratio decreased from 47.9 percent in the third quarter of 1996 to 44.6 percent in the current quarter and from 46.4 percent in the first nine months of 1996 to 43.5 percent in the first nine months of 1997. In 1996, high frequency of claims and unusually severe winter weather impacted the loss ratio. Gross claims and adjustment expenses for the first nine months of 1997 and 1996 were $217.9 million and $214.2 million, respectively.

The expense ratio improved in both the quarter and year to date from comparable periods in the previous year as the growth rate in earned premium exceeded the growth rate in underwriting and inspection expenses. Underwriting, acquisition and other expenses increased approximately 4 percent in the third quarter and year to date primarily due to increased participation in IRI.

Through its UK subsidiary, HSB-EIL, the Company writes business in Malaysia and is required to maintain approximately 50 million ringgit denominated investments on deposit in that country. The Company intends to maintain its current level of deposits in that currency, which equates to $16 million. Due to the recent fluctuations of currencies in southeast Asia, realized investment gains were reduced by approximately $4 million during the quarter and year to date, although there have been no sales out of such investments.

Engineering Services Operations
-------------------------------

                                       Quarter Ended         Nine Months Ended
                                        September 30            September 30
                                    ------------------       ------------------

                                    1997        1996            1997      1996
                                    ----        ----            ----      ----

Net engineering services revenue   $ 15.5     $ 14.0         $  45.2   $  40.8
Net engineering services expenses    14.5       12.4            42.3      36.0
                                    -----       ----            ----      ----

Operating gain                     $  1.0     $  1.6         $   2.9   $   4.8
                                    =====       ====            ====      ====

Net margin                            6.3%      11.4%            6.5%     11.8%

Engineering services operations include the results of HSB's and BI&I's engineering services, HSB Reliability Technologies (HSBRT) and the Company's other engineering services subsidiaries.

Net engineering services revenues increased $1.5 million in the third quarter and $4.4 million year to date compared to the same periods in 1996. The growth in revenues was primarily due to increases generated by HSBRT. The decline in operating gain from the previous periods reflects slower growth in the domestic book and Far East operations, and operating costs incurred to develop new products and in new start up operations.

Investment Operations
---------------------

                                      Quarter Ended       Nine Months Ended
                                      September 30           September 30
                                      -------------       ----------------

                                     1997      1996       1997      1996
                                     ----      ----       ----      ----

Net investment income               $ 9.1     $ 7.6     $ 25.8     $ 23.5
Realized investment gains             2.3       2.5        6.2        8.5
                                     ----      ----       ----      -----
Pretax income from
  investment operations             $11.4     $10.1     $ 32.0     $ 32.0
                                     ====      ====       ====      =====

Net investment income for the third quarter and year to date increased $1.5 million and $2.3 million compared to the same periods in 1996. Investable assets increased in 1997 in comparison to the same period in 1996, and in particular during the third quarter, as the Company invested the proceeds from its Capital Securities offering. Net investment income was impacted earlier in 1997 by calls of high yielding preferred stocks and cash collections from reinsurers that were not received until late in March. Net investment income increases also reflected more investable funds and a modest change in the mix of the portfolio from tax preferred investments to more taxable investments with higher pre-tax yields. Higher interest costs related to a larger amount of commercial paper outstanding.

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

At September 30, 1997 the S&P index was at 947.28 which is outside the bounds of the collar. Although there would have been a settlement of $26.5 million had these contracts matured at September 30, 1997, HSB has adjusted its value of the contracts to an estimated fair value at that date and reduced realized investment gains by $29.5 million on a year to date basis. The impact on the quarter was $10.1 million.

The Company's U.S. common stock portfolio has experienced a total return of $46 million (which includes price appreciation of approximately $41 million) since December 31, 1996, and has had a price movement correlation with the S&P 500 Index well in excess of 80%.

As  previously  discussed,  due to the  recent  fluctuations  of  currencies  in southeast Asia, realized investment gains were reduced by approximately $4 million during the quarter and year to date, although there have been no sales of investments in Malaysian currencies.

Liquidity and Capital Resources
-------------------------------
                                                 Balances at
                                     September 30          December 31
                                     ------------          -----------
                                        1997                  1996
                                        ----                  ----

Total assets                         $ 1,256.7             $ 1,116.3
Short-term investments                   133.3                  97.9
Cash                                       6.6                   4.5
Short-term borrowings                     18.0                   3.2
Capital securities                       108.9                    -
Convertible Redeemable Preferred Stock    20.0                  20.0
Common shareholder's equity              320.5                 345.6

Liquidity refers to the Company's ability to generate sufficient funds to meet the cash requirements of its business operations. The Company receives a regular inflow of cash from maturing investments and engineering services and insurance operations. The mix of the investment portfolio is managed to respond to expected claim pay-out patterns. The Company also maintains a highly liquid short-term portfolio to provide for immediate cash needs and, since the issuance of the Capital Securities which are discussed below, to offset a portion of interest rate risk relating to such securities.

On July 10, 1997, HSB Group, Inc. announced the sale of $110 million of 30 year Capital Securities in a private placement. The securities are non-callable for ten years and may be called earlier upon the occurrence of a tax event. The securities were issued through HSB Capital I, a Delaware business trust created by HSB Group, Inc. at a floating rate tied to 90 day LIBOR. The initial coupon is 6.7 percent. Holders of the Capital Securities will be entitled to receive preferential cumulative cash distributions accumulating from the date of original issuance and payable quarterly in arrears. The Company has the right to defer payment of interest at any time or from time to time for a period not exceeding 20 consecutive quarterly periods with respect to each deferral period. During an extension period, interest will continue to accrue and the amount of distributions to which holders of the Capital Securities are entitled will accumulate, and the Company will be prohibited from paying any cash dividends on its common stock. The Company has irrevocably and unconditionally guaranteed all of the Issuer Trust's obligations under the Capital Securities. The Company is using the proceeds for general corporate purposes, which include the repurchase of HSB common stock; funding investments in, or extensions of credit to, subsidiaries; repayment of maturing debt; and financing possible future acquisitions. Pursuant to certain registration rights contained in the agreement with the initial purchasers of the Capital Securities, the Company has filed a registration statement for capital securities with virtually identical terms which holders can receive in exchange for the original securities.

Cash provided from operations was $19.8 million in the first nine months of 1997 compared to $68.9 million for the same period in 1996. Insurance operations cash flow (excluding IRI) decreased as claims paid increased 41 percent compared to the same period in 1996, and premiums collected were 2 percent higher year to date. Collections from reinsurers increased significantly in the current year. The Company's participation in IRI impacted components of the Consolidated Statement of Cash Flows for 1997, including a year to date positive impact of $3.7 million and $4.1 million for 1997 and 1996, respectively, to cash provided from operations.

Capital resources consist of shareholders' equity, convertible redeemable preferred stock, capital securities and debt outstanding and represent those funds deployed or available to be deployed to support business operations. Common shareholders' equity of $320.5 million at September 30, 1997 decreased by $25.1 million since December 31, 1996. The decrease reflects net income of $47.4 million year to date and an increase in unrealized gains, net of tax, of $10.6 million, offset by dividends of $35.1 million and share repurchases. On October 29, 1997, the sole holder of convertible redeemable preferred stock converted into 398,406 shares of common stock.

On January 27, 1997 the Board of Directors renewed the Company's authorization to repurchase up to one million of its common shares. At its July meeting, the HSB Board of Directors increased the authorization to repurchase shares to two million. Through September 30, 1997, the Company has purchased approximately one million shares at a cost of $52.4 million. Treasury stock of $107.2 million was reclassified to retained earnings and additional paid-in capital during 1997 to reflect the elimination of the concept of treasury shares in accordance with the Connecticut Business Corporation Act which became effective January 1, 1997. For comparative purposes treasury stock of $59.5 million was likewise reclassified at December 1996.

At September 30, 1997, the Company had significant short-term and long-term borrowing capacity. The Company is currently authorized to issue up to $75 million of commercial paper. Commercial paper outstanding at September 30, 1997 and December 31, 1996 was $18.0 million and $3.2 million, respectively. The Company has authorized a guaranty of up to 40 percent of Radian International, LLC's $40 million credit facility with The Dow Chemical Company. At September 30, 1997 the amount guaranteed was $12.8 million. Such guaranty will terminate upon the sale of the Company's interest in Radian International LLC to Dow.

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

In 1996 the Company began a comprehensive effort to assess and address issues relating to the ability of its policy processing and other operational systems to properly recognize calendar dates beginning in the year 2000. The analysis indicated roughly 30% of existing code is compliant, roughly 60% is represented by aging legacy systems which are scheduled to be replaced before the end of 1998 due to current business needs, and the remainder will be addressed through modification to compliant code or discontinuation. The impact of year 2000 expenditures on a stand alone basis is not clearly evident as the Company is replacing legacy applications due to changing business needs and such replacement applications will be year 2000 compliant. However, the overall cost of modification efforts and application replacement which include substantial enhancements to business functionality, has been estimated at $13-$20 million over a three year period. Certain of the application replacement costs will be capitalized consistent with the Company's existing capitalization policy.

Forward-Looking Statements

Certain statements contained in this report are forward-looking and are based on management's current expectations. Actual results may differ materially from such expectations depending on the outcome of certain factors described with such forward-looking statements and other factors including: significant natural disasters and severe weather conditions; changes in interest rates and the performance of the financial markets; changes in the availability, cost and collectibility of reinsurance; changes in domestic and foreign laws, regulations and taxes; the entry of new or stronger competitors and the intensification of pricing competition; the loss of current customers or the inability to obtain new customers; changes in the coverage terms selected by insurance customers, including higher deductibles and lower limits; the adequacy of loss reserves; changes in asset valuations; consolidation and restructuring in the insurance industry; changes in the Company's participation in joint underwriting associations, and in particular IRI; changes in the demand and customer base for engineering and inspection services offered by the Company, whether resulting from changes in the law or otherwise, and other general market conditions.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

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

A lower court ruling in one of these cases held that an explosion did occur, and that the Company was not liable for losses of the insured resulting from the explosion. In a further action, the court denied the Company's motion for summary judgment on certain issues, thus leaving the Company potentially liable for certain unquantified losses resulting from events prior to the explosion. In the first quarter of 1997 the Company and the property insurer jointly settled the case with the insured. The Company's ultimate share of the settlement will be determined in an arbitration proceeding with the property insurer. The Company has incurred gross losses and LAE of $40.7 million and a net loss after taking into account reinsurance recoverables of $6.5 million, of which $5 million represents claim cost and the remaining $1.5 million represents loss adjustment expenses. As a result of payments made to date, at September 30, 1997 the Company carried gross loss and LAE reserves of $2.8 million and recoverables from reinsurers of $2.9 million.

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

Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits

                  Exhibit 27.  Financial Data Schedule.

         (b)  Reports on Form 8-K -

                  Form 8-K filed on July 10, 1997 announcing the sale of $110 million of 30-year Floating Rate Capital Securities issued by HSB Capital I, a Delaware statutory business trust created by HSB Group, Inc.

                  Form 8-K filed July 28, 1997 announcing second quarter results, an increase in the share repurchase authorization and the October dividend.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  HSB GROUP, INC.


Date:  November 7, 1997           By:      /s/ Saul L. Basch
                                  Saul L. Basch
                                  Senior Vice President, Treasurer
                                  and Chief Financial Officer

Date:  November 7, 1997           By:      /s/ Robert C. Walker
                                  Robert C. Walker
                                  Senior Vice President and
                                  General Counsel