Form 10-K
period 1997-12-31
HSB GROUP INC
filed 1998-03-31
CIK 1034588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

                        Commission File Number 001-13135

                                 HSB GROUP, INC.
             (Exact name of registrant as specified in its charter)

                             Connecticut 06-1475343
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

          P.O. Box 5024
        One State Street
   Hartford, Connecticut                               06102-5024
(Address of principal executive offices)               (Zip Code)

    Registrant's telephone number, including area code: (860) 722-1866

Securities registered pursuant to Section 12(b) of the Act:


                                          Name of each exchange
Title of each class                       on which registered
-------------------                       -------------------
Common stock, without par value           New York Stock Exchange, Inc.
Rights to Purchase Depositary Receipts    New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes...X...,  No.......

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.....X.......

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 17, 1998 was $1,179,041,668.

Number of shares of common stock outstanding as of February 17, 1998:
19,409,870.

Documents Incorporated by Reference:

Portions of the Proxy Statement dated March 6, 1998 for the Annual Meeting of Shareholders to be held April 21, 1998 are incorporated by reference in Parts III and IV herein.

                                    PART I

Item 1.  Business.

A.     GENERAL DEVELOPMENT OF BUSINESS

     HSB Group, Inc. (together with its subsidiaries referred to as the "Company" or "HSB" hereinafter) was formed under the laws of the State of Connecticut in 1997 to serve as the holding company for The Hartford Steam Boiler Inspection and Insurance Company (HSBIIC) and its subsidiaries. The Hartford Steam Boiler Inspection and Insurance Company was chartered as an insurance company by the Connecticut legislature in 1866.

    The Company's operations are divided into three industry segments - insurance, engineering services and investments. The most significant business of the Company is providing insurance against losses from accidents to boilers, pressure vessels, and a wide variety of mechanical and electrical machinery and equipment along with a high level of inspection services aimed at loss prevention. Earned premiums for the Company's insurance products were $491.2 million for 1997, which accounted for approximately 81.4 percent of the Company's revenues. See Note 9 to the Consolidated Financial Statements located in Item 8 of Part II herein for information on the Company's net written and net earned premiums over the last three years.

     The Company conducts its business in Canada through its subsidiary, The Boiler Inspection and Insurance Company of Canada. Insurance for risks located in countries other than the United States and Canada is written by HSB Engineering Insurance Limited (HSB EIL). In December 1994, the Company purchased the remaining 50% interest in HSB EIL's parent company, Engineering Insurance Group (EIG) from General Reinsurance Corporation.

     On January 6, 1998, HSBIIC sold its 23.5 percent share in Industrial Risk Insurers (IRI) to Employers Reinsurance Corporation (ERC), one of the world's largest reinsurance companies, in accordance with a previously announced purchase and sale agreement between ERC and IRI's twenty-three member insurers. IRI is a voluntary, unincorporated joint underwriting association, which provides property insurance for the class of business known as "highly protected risks" (HPR) -- larger manufacturing, processing, and industrial businesses which have invested in protection against loss through the use of sprinklers and other means. Contemporaneous with the close of the sale, IRI was reconstituted with ERC (with a 99.5 percent share) and HSBIIC (with a .5 percent share) as the sole members. HSBIIC will write the business for the reconstituted IRI using its insurance licenses and will provide certain other management and technical services. In addition, through various reinsurance agreements with ERC and IRI, HSBIIC will transfer its manufacturing book of business to IRI and will retain 85% of the equipment breakdown insurance and 15% of the property insurance of the HSB/IRI combined portfolio. See "Participation in Industrial Risk Insurers" on page 12 for additional information.

     To support the Company's expanded role with IRI, on December 31, 1997, a business trust formed by HSB sold $300 million of 20-year, 7 percent Convertible Capital Securities in a private placement to ERC, of which $250 million was contributed by the Company to HSBIIC.

The capital securities are convertible into HSB common stock, at any time, subject to regulatory approval. See Note 12 to the Consolidated Financial Statements located in Item 8 of Part II herein for more information on this transaction.

     The Company also offers professional scientific and technical consulting services for industry and government on a world-wide basis through its Engineering Department and its engineering subsidiaries. In 1997 net engineering services revenues were $61.3 million, which accounted for approximately 10.2 percent of the Company's revenues.

     On January 2, 1998, the Company exercised its option to put its 40 percent share in Radian International LLC (Radian LLC) to The Dow Chemical Company for approximately $144 million. Radian LLC was formed in January 1996 as a joint venture with Dow to provide environmental, engineering, information technology, remediation and strategic chemical management services to industries and governments world-wide. In connection with the formation of the new company, the Company contributed substantially all of the assets of its wholly-owned subsidiary, Radian Corporation to Radian LLC. The results of Radian LLC were classified as discontinued operations following ratification by the Board of Directors of management's decision to exercise its put in July 1997 and the Company's share of Radian LLC's losses incurred subsequent to such decision of approximately $10 million was deferred until the closing of the sale on January 2, 1998, at which time an estimated after-tax gain of $30 million was realized. In 1996 and prior to July 1997, the Company's share of the joint venture's results were recorded as equity in Radian.

     Recently the Company has been focusing on identifying acquisition candidates in the niche engineering management consulting service business, primarily in process industries, in order to grow the engineering services segment of its business. The Company does not currently anticipate that any single acquisition within the next twelve months will be material to the operations or financial position of the Company. During 1997 the Company completed the acquisition of Haughton Engineering Services Limited of England. Haughton offers a wide range of inspection services in the United Kingdom to help ensure compliance with regulatory codes. During 1997 the Company also acquired a 51 percent interest in Integrated Process Technologies LLC, which markets computerized facilities maintenance vendor management systems and services.

     The Company is a multi-national company operating primarily in North American, European, and Asian markets. Currently, the Company's principal market for its insurance and engineering services is the United States. However, the Company does desire to become a stronger competitor in the international machinery breakdown insurance and related engineering services markets as it believes that there is significant opportunity for profitable growth overseas. In 1997 the revenues and pre-tax income associated with operations outside of the United States were approximately 18.5 percent and 20.9 percent, respectively. Identifiable assets associated with operations outside of the United States are approximately 19.0 percent of the consolidated amount. See
Note 1 and Note 4 to the Consolidated  Financial Statements located in Item 8 of
Part II herein for more financial data based on geographic location and business segments.

B.     PRODUCTS AND SERVICES

Insurance
---------

     Equipment breakdown insurance provides for the indemnification of the policyholder for financial loss resulting from destruction or damage to an insured boiler, pressure vessel, or other item of machinery or equipment caused by an accident. This financial loss can include the cost to repair or replace the damaged equipment (property damage), and product spoilage, lost profits and expenses to avert lost profits (business interruption) stemming from an accident.

     The Company distinguishes itself from other insurance suppliers by providing a high level of loss prevention, failure analysis and other engineering services with the insurance product. This heavy emphasis on loss prevention historically has had the dual effect of increasing underwriting and inspection expenses, while reducing loss and loss adjustment expenses.

     An important ancillary benefit for the policyholder is that the inspection performed by the Company's inspector on a boiler, pressure vessel, or other piece of equipment, as part of the insurance process, is normally accepted by state and other regulatory jurisdictions for their certification purposes.
Without a certificate of inspection by the insurance carrier or another inspection agency, policyholders cannot legally operate many types of equipment.

     The  Company  also  writes  all risk  property  insurance  for  risks  with significant machinery and equipment exposures, in addition to its more traditional boiler and machinery products. The all risk line is marketed to customers with equipment and machinery exposures, such as electric utilities, where sophisticated engineering services are important to loss prevention and control. These customers are offered technical services such as computerized evaluations of fire protection systems in addition to fire inspections and boiler and machinery inspections. The Company also writes all risk coverage specifically tailored for data processing systems.

Engineering Services
--------------------

     Separate divisions of the Company's Engineering Department provide quality assurance services, training for nondestructive testing, inspections to code standards of the American Society of Mechanical Engineers (ASME), ISO certification services and other specialized consulting and inspection services related to the design and applications of boilers, pressure vessels, and many other types of equipment for domestic and foreign equipment manufacturers and their customers. HSBIIC is the largest Authorized Inspection Agency for ASME codes in the world. In addition, the Company's Engineering Department focuses on researching and developing potential new products and services, and new markets for current services.

     The Company's engineering subsidiaries include HSB Reliability Technologies Corp. (HSB RT), and HSB Professional Loss Control, Inc. (HSB PLC). HSB RT maintains an extensive database on equipment maintenance and reliability and provides preventive maintenance consulting services and programs to a wide range of businesses and industries. Such services and programs are designed to increase production, reduce maintenance, energy and spare parts inventory costs, and extend equipment life. HSB PLC is a fire protection consulting and engineering firm. Its services include inspections, hazards analysis and risk assessment, engineering design, code consulting, research and testing, and training. HSB Haughton and Integrated Process Technologies LLC, which became affiliated with the Company during 1997, are described above under "A. General Development of Business".

C.     COMPETITION

Insurance
---------

     The Company is the largest writer of equipment breakdown insurance in North America and is establishing a significant presence in the engineering insurance market outside of North America. Based on gross earned premium, the Company's U.S. market share, at approximately 37 percent, has remained fairly stable over the past ten years. Based on net premiums written reported in the 1997 edition of Best's Aggregates and Averages, no other single company has more than a 10 percent market share. Members of the Factory Mutual System, an affiliated group of insurers, have a market share of approximately 20 percent.

     In general, the insurance market is influenced by the total insurance capacity available based on policyholder surplus. Over the last few years, global capacity has grown as new insurers enter the property casualty market. In addition to available capacity, competition in the equipment breakdown insurance market is based on price and service to the insured. Service includes maintaining customer relationships, engineering and loss prevention activities, and claims settlement. The Company prices its product competitively in the marketplace, but primarily competes by offering a high level of service, not by offering the lowest-priced product.

     Competition in the equipment breakdown insurance market, as well as the property/casualty market in general, has intensified in recent years as a result of continuing restructuring and consolidation in the insurance industry. However, because the Company primarily underwrites risks which require unique engineering expertise and jurisdictionally mandated inspections, the Company believes that its products and services will continue to be competitive.

Engineering Services
--------------------

     The Company provides a wide range of engineering, consulting and inspection services as described on page 4. For most of these services it has numerous competitors, some of whom are much larger and have greater financial resources than the Company.

     Competition in these areas is based on price and on the qualifications, experience and availability of the individuals who perform the work. The Company's force of inspectors, engineers, and technicians is spread throughout the world. Ongoing training programs ensure that the Company's inspectors, engineers, and technicians are kept up-to-date on the latest engineering and technical developments.

D.     MARKETING

Insurance
---------

     The Company's various functional operations are aligned to focus on its two principal customer groups, commercial risks and special risks. The Company believes that this organizational structure allows it to service its customers more effectively and efficiently and at the same time to be a more aggressive and flexible competitor.

     Currently, the Company's principal market for its insurance business is the United States. In 1997, 77.1 percent of its net written premiums (exclusive of IRI) related to risks located in the United States. Of the direct premiums written in the United States in 1997 (gross premiums less return premiums and cancellations, excluding reinsurance assumed and before deducting reinsurance ceded), less than 10 percent was written in any one state. With the exception of California, Florida, New York, Pennsylvania and Texas, no state accounted for more than 5 percent of such premiums.

     The Company has contracts with independent insurance agencies in all fifty states, the District of Columbia, Puerto Rico and Canada. These agencies market the Company's direct insurance to its small and medium commercial accounts. Personal contact with these independent insurance agents is accomplished through the Company's field sales force which operates out of various branch offices across the country and in Canada. It is the Company's policy in appointing agents to be selective, seeking to maintain and strengthen its existing relationships and to develop relationships with new agents whom the Company believes will become a continuing source of profitable business. The Company periodically reviews its agency contracts and selectively reduces them in order to retain only those agents who consistently produce certain minimum levels of business for the Company.

     Large, engineering-intensive U.S. and international accounts are primarily marketed and serviced by account teams comprised of underwriting, marketing, engineering and claims staff who have specialized knowledge of particular customer industries. U.S. customers are serviced primarily by HSBIIC. Canadian customers are serviced by The Boiler Inspection and Insurance Company of Canada. Overseas customers are serviced by HSB Engineering

Insurance Limited, based in London, with additional offices in Hong Kong, Malaysia, Australia, Miami, New York, Spain, Korea and South Africa.

     Additionally, the Company markets its insurance products through the distribution channels of the companies which it reinsures.

     IRI markets its products primarily through a small number of large international brokerage firms. A portion of the Company's special risk business is also produced through these brokers.

     Recently there has been significant consolidation in the international brokerage business, including the merger of Marsh & McLennan and Johnson & Higgins during 1997. For 1997, approximately 18.5 percent of the Company's gross written premium generated by its special risk business and by its 23.5 percent participation in IRI was produced by J&H Marsh & McLennan after giving effect to the merger. Based on writings for 1997 it is anticipated that as a result of the agreements with Employers Reinsurance Corporation relating to IRI as described under "Participation in Industrial Risk Insurers" which went into effect on January 1, 1998, J&H Marsh & McLennan will be responsible for producing approximately 25.2 percent of the Company's gross written premium in 1998.

     No other insured or broker accounts for more than 10 percent of the consolidated total revenues of the Company.

Engineering Services
--------------------

     The Company's engineering services are marketed in a variety of ways. Customized services related to loss prevention, failure analysis, and equipment testing are generally sold in conjunction with the insurance contract but are also available separately. Most other engineering services are marketed on a bid or proposal basis. While such business is usually price sensitive, the exacting standards and requirements set by industry and government for most of the services offered by the Company tend to diminish that effect.

     Engineering services are marketed and serviced primarily by personnel located in the Company's various domestic and international offices.

     While the primary market for engineering services continues to be the U.S., the Company has been focusing on expanding its international business, primarily in Europe and the Pacific Rim as demand for engineering services is expected to grow at a faster rate in these developing regions than in the U.S.

     No engineering services customer accounts for more than 10 percent of the Company's consolidated total revenues.

E.     REGULATION

Insurance
---------

     The Company's insurance subsidiaries' operations are subject to regulation throughout the United States. Various aspects of the insurance operations are regulated, including the type and amount of business that can be written, the price that can be charged for particular forms of coverage, policy forms, trade and claim settlement practices, reserve requirements and agency appointments. Regulations also extend to the form and content of financial statements filed with such regulatory authorities, the type and concentration of permitted investments for insurers, and the extent and nature of transactions between members of a holding company system, including dividends involving insurers. In general, such transactions must be on fair and reasonable terms, and in some cases, prior regulatory approval is required.

     The nature and extent of regulations pertaining to the business the Company writes outside of the U.S. varies considerably. Regulations cover various financial and operational areas, including such matters as amount and type of reserves, currency, policy language, repatriation of assets and compulsory cessions of reinsurance.

     In December  1993,  the National  Association  of  Insurance  Commissioners
(NAIC) adopted risk-based capital (RBC) requirements applicable to property and casualty insurers. The RBC formula establishes a required statutory surplus level for an insurer based on the risks inherent in its overall operations which are identified as underwriting risk, invested asset risk, credit risk and off-balance sheet risk. The law provides for regulatory responses ranging from requiring a plan of corrective action to placing the insurer under regulatory control for insurers whose surplus is below the prescribed RBC target. HSBIIC's adjusted capital significantly exceeded the authorized control level RBC for 1997.

     NAIC Insurance Regulatory Information System (IRIS) ratios are part of the solvency impairment early warning system of the NAIC. They consist of twelve categories of financial data with defined acceptable ranges for each. Companies with ratios outside of the acceptable ranges are selected for closer review by regulators. HSBIIC's IRIS ratios were within acceptable ranges for 1997 with the exception of the change in surplus ratio. This ratio exceeded the normal range for surplus growth because of the $250 million contribution to surplus made by the Company with the proceeds from the $300 million convertible capital securities which were sold to Employers Reinsurance Corporation on December 31, 1997.

     The Company's insurance subsidiaries' operations are subject to examination by insurance regulators at regular intervals. The most recently concluded insurance examination for HSBIIC was conducted for the year ended December 31, 1994 by the Connecticut Insurance Department, the HSBIIC's domestic regulator. No material findings were included in the final report of the examination. Similar regulatory procedures govern the Company's U.S. and foreign insurance subsidiaries.

     Insurance guaranty fund laws exist in all states which subject insurers to assessments up to prescribed limits for certain obligations of insolvent insurers to their policyholders and claimants. The Company is permitted to recover a portion of these assessments through premium tax offsets and policy surcharges.

     See Note 5 to the Consolidated  Financial  Statements  located in Item 8 of
Part II herein for additional information on statutory reporting.

     As discussed earlier, the Company's insureds receive, in addition to the insurance product, inspections which meet state, county or municipally mandated requirements. In order for the Company's inspectors to perform these mandated inspections, they must be commissioned. Commissioning is conducted by the National Board of Boiler and Pressure Vessel Inspectors and the various state jurisdictional authorities. The majority of the Company's inspectors are commissioned, and the Company believes that it has an adequate number of commissioned inspectors to conduct its business affairs.

Engineering Services
--------------------

     A portion of the Company's engineering services revenue comes from certifying that boilers and pressure vessels are being constructed according to standards adopted by the American Society of Mechanical Engineers (ASME). The commission that authorizes inspectors to conduct insurance inspections also authorizes them to perform ASME Code inspections.


Other
-----

     The Company and members of its professional and technical staff are subject to a variety of other state, local and foreign licensing and permit requirements and other laws generally applicable to corporations and businesses.

F.     INSURANCE OPERATIONS

Policies
--------

     Pricing for the Company's insurance policies is based upon the rates the Company has developed for use with its various products. In many jurisdictions in which the Company does business, such rates, as well as the policy forms themselves, must be approved by the jurisdiction's insurance regulator. Rates for the Company's products are developed based upon estimated claim costs, expenses related to the acquisition and servicing of the business, engineering expenses and a profit component.

     Coverages  for  unique  risks  are  judgment-rated,   taking  into  account
deductibles, the condition of the insured's equipment, loss prevention and maintenance programs of the insured, and other factors.

     Policies are normally written for a term of one year. Most of the Company's policies provide coverage for property damage and business interruption to insured property (including buildings and structures under the Company's all risk policy) resulting from covered perils. Property insured under the Company's equipment breakdown policies includes such equipment as steam boilers, hot water boilers, pressure vessels, refrigerating and air conditioning systems, motors, generators, compressors, pumps, engines, fans, blowers, gear sets, turbines, transformers, electrical switch gear, data processing and business equipment and a wide variety of production and processing equipment.

     The Company's policy with respect to the business it underwrites (exclusive of its participation in IRI) is to generally manage its risks to probable maximum losses (PMLs) not in excess of $50 million and maximum foreseeable losses (MFLs) not in excess of $100 million. The Company's current reinsurance program generally limits the Company's retention on any one loss to $3 million, with potentially higher per risk retentions dependent on aggregate losses experienced by the Company during the reinsurance period. See "Participation in Industrial Risk Insurers" below for information on the underwriting policy of IRI.

Reinsurance Assumed
-------------------

     The predominant practice in the insurance industry is to combine several types of insurance coverages into one policy referred to as a package policy. The Company has reinsurance agreements with over 100 multi-line insurance companies to reach the small to mid-size customers that purchase such package policies. This business primarily focuses on small and mid-sized commercial customers and it offers a significant opportunity for growth by the Company because, based on Company estimates, equipment breakdown coverage is only provided currently to less than 5 percent of the over 10 million insured companies and institutions in the United States.

     Under the reinsurance agreements, the Company's reinsured companies may include equipment breakdown exposures in their multi-peril policies, and such risks will be assumed by the Company under the terms of the agreements. These plans generally provide that the Company will assume 100 percent of each boiler and machinery risk, subject to the capacity specified in the agreement, and will receive the entire equipment breakdown premium except for a ceding commission which will be retained by the reinsured company for commissions to agents and brokers, premium taxes and handling expenses.

     Although the Company assumes the role of reinsurer, it continues to have selling and underwriting responsibilities as well as involvement in inspecting and claims adjusting. In effect, the Company becomes the equipment breakdown insurance department of the reinsured company and provides all equipment breakdown underwriting (that is, the examination and evaluation of the risk based on its engineering judgments), claims and engineering services as if it were part of that organization. Traditionally, as part of the underwriting process, the Company retains the right to decline or restrict coverage in the same manner as it does for its own business. In 1996 the Company began to write a simplified program (referred to as ReSource) under which a reinsured company agrees to include equipment breakdown insurance on an entire portfolio of accounts meeting specific underwriting guidelines and occupancy parameters, which the Company agrees to reinsure for equipment breakdown losses.

     The insurance industry, in general, continues to undergo a significant shakeout and consolidation. A significant amount of merger and acquisition activity has occurred recently and may continue in the future. Depending on the specific companies involved in these activities and other market factors, the level of reinsured business the Company assumes in the future under the arrangements described above could be impacted.

     The Company also assumes reinsurance, primarily on a facultative basis, for certain large risks and several insurance pools.

     The written premium generated through reinsurance assumed totaled $257.1 million in 1997, representing approximately 41.6 percent of the Company's gross written premium.

Reinsurance Ceded
-----------------

     As a property carrier, the Company is subject to losses that may arise from catastrophic events. The Company participates in various facultative, quota share and excess of loss reinsurance agreements to limit its exposure, particularly to catastrophic losses and high risk lines, and to provide additional capacity to write business. Under the Company's current treaty reinsurance program (and not taking into account its participation in IRI), its retention on any one risk is generally limited to $3 million, with potentially higher per risk retentions depending on aggregate losses experienced by the Company during the reinsurance program period. In addition, the Company uses facultative reinsurance on certain high exposure risks and has catastrophe reinsurance for aggregate net losses greater than $15 million.

     As a result of the Company's growth and global expansion, combined with loss experience in prior years, the Company has been incurring higher ceded reinsurance costs in recent years. In 1995 the Company centralized and consolidated its global ceded reinsurance operations to more closely manage its reinsurance costs. In 1994 and continuing through 1996 the Company increased its non-IRI retentions by adding a $5 million aggregate deductible to its reinsurance program to lessen the impact of higher reinsurance costs. Of the four losses in the 1994 -1995 treaty year that exceeded $3 million, the Company retained an additional $1.4 million in 1994 and $1.2 million in 1995 due to the inclusion of the $5 million annual aggregate deductible. Reinsurance costs were reduced approximately $2.9 million for both 1994 and 1995. In 1996 the Company's reinsurance ceded costs increased $42 million over 1995 which was almost entirely attributable to its increased participation in IRI. Reinsurance ceded costs for 1997 increased by $10 million over 1996 because of the Company's increase in participation in IRI in 1997 and the purchase of facultative insurance at HSB EIL, the Company's U.K. insurance subsidiary.

   The Company anticipates a greater use of quota share reinsurance in the 1998-1999 treaty year because of the favorable pricing in the international reinsurance market and recent favorable underwriting experience in certain classes of the Company's business. This increased use of reinsurance will likely result in a reduction in net earned premiums for 1998 at the same time as gross premiums are expected to increase as a result of the agreements with Employers Reinsurance Corporation relating to the IRI business. See "Participation in Industrial Risk Insurers" below.

     The Company utilizes well-capitalized domestic and international reinsurance companies and syndicates for its reinsurance program and monitors their financial condition on an ongoing basis. For reinsurers that are not accredited in their state of domicile, the Company generally requires collateral for reinsurance recoverable from such carriers. In the unlikely event that the Company's reinsurers are unable to meet their obligations, the Company would continue to have primary liability to policyholders for losses incurred. Uncollectible reinsurance recoverables have not had, and are not expected by management to have in the future, a material adverse effect on the consolidated results of operations or financial position of the Company. The Company is not party to any contracts that do not comply with the risk transfer provisions of SFAS 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts".

     For additional information on reinsurance, see Notes 9 and 10 to the Consolidated Financial Statements located in Item 8 of Part II herein.

Pools and Joint Underwriting Associations
-----------------------------------------

     With the exception of Industrial Risk Insurers as described on page 2 and discussed below, the Company does not participate to any significant degree in voluntary reinsurance pools of other insurance companies because the Company generally chooses to insure only those risks which it has inspected or has the right to inspect. The Company is required to participate in certain joint underwriting associations which provide insurance for particular classes of insureds when insurance in the voluntary market is unavailable.

Participation in Industrial Risk Insurers
-----------------------------------------

     Industrial Risk Insurers is an unincorporated, voluntary joint underwriting association which provides property insurance for the class of business known as Highly Protected Risks for larger manufacturing, processing and industrial businesses which have invested in protection against loss through the use of sprinklers and other means. IRI primarily writes policies on a syndicate basis which specifies to the insured the percentage share of risk accepted by each member of the association. Each member company, therefore, operates as a direct insurer or reinsurer on such policies and participates in the premiums and losses generated thereunder in proportion to its membership interest. In essence, the IRI facilitates the proportional sharing of risk under one policy where each member is essentially considered to be the direct writer for reporting, premium tax and other regulatory purposes. Liability on such policies is several and not joint, and therefore, members are not responsible for policy liabilities of the other members. An increased participation does not expose HSBIIC to the effect of adverse loss development on claims incurred prior to the effective date of the increase; conversely a decrease in participation doesn't release HSBIIC from the effects of adverse development.

    On January 6, 1998, HSBIIC and the other IRI members sold their membership shares to Employers Reinsurance Corporation. Contemporaneous with the close of the sale, IRI was reconstituted with ERC (with a 99.5 percent share) and HSBIIC (with a .5 percent share) as the sole members. HSBIIC entered into an operating agreement with ERC pursuant to which HSBIIC will write the business for the reconstituted IRI using its insurance licenses and will provide certain other technical and management services. HSBIIC, ERC and IRI also entered into reinsurance agreements pursuant to which HSBIIC transferred its HPR manufacturing book of business to IRI and agreed to retain 85 percent of the equipment breakdown business and 15 percent of the property business of the combined insurance portfolio.

   From December 1, 1996 until the close of the sale of its interest in IRI to ERC, HSBIIC's membership interest was 23.5 percent. In 1996 and 1995 its membership share was 14 percent and .5 percent, respectively. The Company increased its share significantly over this two year period because it believed that participation in the IRI represented an opportunity to apply the Company's underwriting, engineering and reinsurance skill sets to a large block of business and to potentially provide a quick turnaround of IRI's underwriting results with only a limited capital outlay of Company funds. The Company's increased share enabled the Company to have a more significant role in helping IRI be an effective and profitable provider of essential property insurance and loss prevention services to larger risks. The new agreements with ERC and IRI continue this opportunity to utilize the Company's skills while at the same time reducing its exposure to the more volatile property business.

     The agreements with ERC are of indefinite duration and are terminable in the event of the insolvency or loss of accredited reinsurer or licensed insurer status of ERC or HSB, or a material breach which has not been cured within the time frame specified in the agreements, or by mutual consent of the parties. ERC and the Company are in discussions which may result in ERC having the option to buy out the Company's rights under the agreements in the event of a change in control of the Company. Net earned premium attributable to the agreements with ERC and IRI, prior to the placement of reinsurance by the Company for its own account, could approximate 17 percent of the Company's total consolidated revenues for 1998. Ceding commissions, which are netted out of expenses, are estimated to be 13 percent of consolidated revenues for 1998.

     Pursuant to the agreements with ERC, HSB has the ability to opt out of IRI's reinsurance programs going forward. The Company anticipates incorporating the IRI business into its reinsurance program after a brief transitional period during which the Company will participate in IRI's program.

     IRI's underwriting policy is to manage its risks to probable maximum losses
(PML) not to exceed $150 million and maximum foreseeable losses (MFL) not to exceed $400 million. Based on HSB's 1997 participation in IRI at 23.5 percent, had an MFL event take place, the Company's proportionate share, net of IRI and HSB reinsurance, would have been $ 26.6 million. The Company maintains other reinsurance programs for its own account which could absorb up to 50 percent of this amount. The equipment breakdown PMLs and MFLs within the overall property coverage underwritten by IRI do not generally exceed $50 million and $100 million, respectively. HSB's primary participation effective January 1, 1998 as described above will be attributable to the 85 percent share of the equipment breakdown insurance written through IRI. Based on HSB's 1998 participation in IRI's business, were an equipment breakdown MFL to take place, the Company's proportionate share, net of IRI and HSB reinsurance, would be no more than $5 million.


Claims and Claim Adjustment
---------------------------

     Essentially all claims under the Company's policies of insurance are handled by the Company's own claims handlers. Management believes that the Company's handlers are better able to make the connection between loss prevention and loss control. The Company employs claims handlers in its various offices throughout the country, Canada and the U.K. Claims handlers, in many cases, are assigned to particular customer groups in order to apply specialized industry knowledge to the adjustment of claims. Policies underwritten by the Company pursuant to the agreements with Employers Reinsurance Corporation relating to the business of IRI described under "Participation in Industrial Risk Insurers" above will be adjusted by Company and IRI staff claims handlers as determined by the Company in accordance with such agreements.

     Claims and adjustment expense reserves comprise one of the largest liabilities of the Company. Reserves are established to reflect estimates of total losses and loss adjustment expenses that will ultimately be paid under direct and assumed insurance contracts. Loss reserves include claims and adjustment expenses on claims that have been reported but not settled and those that have been incurred but not yet reported. Loss reserve estimates reflect such variables as past loss experience and inflation. In addition, due to the nature of much of the coverages, complex engineering judgments are involved. Subjective judgments are an integral component of the loss reserving process, due to the nature of the variables involved. Previously established loss reserves are regularly adjusted as loss experience develops and new information becomes available. Adjustments to previously established reserves are reflected in the financial statements in the period in which the estimates are changed.

     The normal turnaround time in paying small claims is less than six months. The vast majority of claims are settled within one year and very few remain unsettled two years after the loss occurs. This pattern is somewhat skewed in terms of claim dollars (as noted in the schedule on pages 18 - 19) as it is the larger claims that often take longer to adjust. Compared to the property casualty industry as a whole, the Company has a very "short-tail". The Company's claims expenses are based on estimates of the current costs of replacing productive capacity. The Company does not employ discounting techniques in establishing liabilities for claims and claim adjustment expenses.

     For those relatively few claims involving litigation, the Company uses both its in-house law department and outside counsel, depending on the issues, costs, and staffing requirements.

The following table provides a reconciliation of the beginning and ending reserves for net claims and claim adjustment expenses for the years ended December 31, 1997, 1996 and 1995.

                       RECONCILIATION OF NET LIABILITY FOR
                      CLAIMS AND CLAIM ADJUSTMENT EXPENSES
                      ------------------------------------


                                               1997       1996        1995
                                               ----       ----        ----

                                                       (In millions)

Net liability for claims and
adjustment expenses at January 1             $  177.8  $  145.5   $  161.3
                                               ------    ------     ------

Plus:

Provision for claims and adjustment
expenses occurring in the current year          209.5     214.2      152.2

Increase (decrease) in estimated claims
and adjustment expenses arising
in prior years                                    8.4      (9.8)       2.7
                                               ------    ------     ------

Total incurred claims and
adjustment expenses                             217.9     204.4      154.9
                                               ------    ------     ------

Less:

Payment for claims arising in:
Current year                                     82.3      91.4       58.9
Prior years                                     122.6      80.7      111.8
                                               ------    ------     ------

Total payments                                  204.9     172.1      170.7
                                               ------    ------     ------


Net liability for claims and
adjustment expenses at December 31           $  190.8  $  177.8   $  145.5
                                               ======    ======     ======

     The 1997 loss ratio was 44.4 percent compared to 45.6 percent and 39.8 percent for 1996 and 1995, respectively. The 1.2 percent decrease in loss ratio in 1997 is primarily the result of fewer weather-related losses. The 1996 increase of 5.8 percentage points as compared to 1995, was primarily the result of the high frequency of claims and unusually severe winter weather. Adverse development in 1997 added 1.7 percentage points to the loss ratio, while positive development in 1996 benefited the loss ratio by 2.2 percentage points.

     The following table shows a reconciliation of the net liability to the gross liability for claims and claim adjustment expenses based on reinsurance recoverable on unpaid losses.

               RECONCILIATION OF NET LIABILITY TO GROSS LIABILITY
                    FOR CLAIMS AND CLAIM ADJUSTMENT EXPENSES
                    ----------------------------------------

                                                1997       1996         1995
                                                ----       ----         ----

                                                       (In millions)


Net liability for claims and
adjustment expenses at December 31           $  190.8   $  177.8   $  145.5

Reinsurance recoverable on unpaid claims
 and adjustment expenses                         85.9      125.1       45.4
                                               ------     ------     ------

Gross liability for claims and
adjustment expenses at December 31           $  276.7   $  302.9   $  190.9
                                               ======     ======     ======

RECONCILIATION OF GROSS LIABILITY FOR CLAIMS AND CLAIM ADJUSTMENT EXPENSES
--------------------------------------------------------------------------

                                                         1997     1996     1995
                                                         ----     ----     ----

                                                               (In millions)
Gross liability for claims and claim adjustment
expenses at January 1                                $  302.9  $  190.9 $  199.4

Plus:
Provision for claims and claim adjustment expenses
occurring in the current year                           263.3     313.3    183.3

Increase in estimated claims and claim adjustment
expenses arising in prior years                          (0.2)     16.1     12.6
                                                       ------    ------   ------

Total incurred claims and claim adjustment
expenses                                             $  263.1  $  329.4 $  195.9
                                                       ------    ------   ------

Less:
Payment for claims arising in:
Current year                                         $   90.6  $  103.3 $   65.1
Prior years                                             198.7     114.1    139.3
                                                       ------    ------   ------

Total payments                                       $  289.3  $  217.4 $  204.4
                                                       ------    ------   ------


Gross liability for claims and claim adjustment
expenses at December 31                              $  276.7  $  302.9 $  190.9
                                                       ======    ======   ======


     The claim and claim expense reserve runoff table on the following pages shows the amounts of the net liability for 1987 through 1997 and the amounts of the gross liability for 1993 through 1997. The ten-year development table for gross liabilities is being constructed progressively, with 1993 as the base year. Within the tables for net and gross liabilities, each column shows the reserve established at each calendar year-end as well as cumulative totals for claims payments and re-estimated liabilities for both that accident year and all previous years that combined make up that year-end reserve. The redundancy (deficiency) shown on a gross and net basis is a cumulative number for that year and all previous years.

     The net deficiencies in 1990, 1991 and 1992 were attributable to the settlement of certain large losses for which the Company initially determined it would not have liability; the settlement of some outstanding claims for more than was originally anticipated; unusually late notice of loss provided by the insured for several large losses; and reserves established for losses on which the coverage was being contested.

     The redundancies shown for 1987 and 1988 were attributed to the difficulty in estimating claims due to inflationary impacts and business interruption, which became a larger component of claims. The claim reserves established in those years have been favorably settled, adjusted or closed based on the results of claim audits, technical loss analysis, subrogation, settlement with property carriers and the latest available information. The net impact of those favorable settlements was to decrease claims expenses as reported by $10.2 million in 1990 and $28.0 million in 1989.






RECONCILIATION OF BEGINNING AND ENDING CLAIMS RESERVES
         AND EXHIBIT OF REDUNDANCIES (DEFICIENCIES)
                        (In Millions)

                         Net Reserves

YEAR ENDED                           1987    1988   1989     1990    1991      1992     1993     1994   1995*   1996*   1997*
----------                           ----    ----   ----     ----    ----      ----     ----     ----   -----   -----   -----

Net Liability for Unpaid
 Claims and Claim                   $147.5  $157.4  $139.6  $115.7   $111.4   $132.8   $171.3   $161.3  $145.5 $177.8   $190.8
 Adjustment Expenses

Cumulative Amount Paid as of:
End of Year                           -      -       -       -        -        -        -        -       -      -       -
One Year Later                        57.4    78.8    85.6    86.7     91.2     99.7    108.8    111.7    80.6  122.6    -
Two Years Later                       75.9    92.1   104.2   109.7    115.5    134.0    152.1    126.9    99.8  -        -
Three Years Later                     74.5    95.5   110.3   120.6    127.0    154.4    153.4    134.5   -      -        -
Four Years Later                      75.4    95.4   112.5   127.6    137.7    151.1    157.8    -       -      -        -
Five Years Later                      74.5    93.6   118.9   132.7    135.7    151.6    -        -       -      -        -
Six Years Later                       74.2   100.5   123.0   131.4    135.7    -        -        -       -      -        -
Seven Years Later                     80.4   101.5   121.4   130.9    -        -        -        -       -      -        -
Eight Years Later                     80.4   100.1   120.8   -        -        -        -        -       -      -        -
Nine Years Later                      79.6   100.2   -       -        -        -        -        -       -      -        -
Ten Years Later                       79.7   -       -       -        -        -        -        -       -      -        -

Net Liability Reestimated as of:
End of Year                          147.5   157.4   139.6   115.7    111.4    132.8    171.3    161.3   145.5  177.8    190.8
One Year Later                       131.9   129.4   129.4   135.4    137.5    159.7    172.7    163.9   135.7  186.2    -
Two Years Later                      100.4   108.7   127.4   138.0    139.7    166.6    173.9    157.3   128.8  -        -
Three Years Later                     86.0   106.8   127.8   136.9    141.1    165.2    170.6    154.2   -      -        -
Four Years Later                      83.7   103.0   125.0   137.9    142.0    163.0    169.2    -       -      -        -
Five Years Later                      80.8   102.3   125.8   135.7    141.4    161.5    -        -       -      -        -
Six Years Later                       82.0   104.0   125.5   136.0    141.3    -        -        -       -      -        -
Seven Years Later                     82.9   103.8   125.8   135.8    -        -        -        -       -      -        -
Eight Years Later                     82.6   104.2   125.5   -        -        -        -        -       -      -        -
Nine Years Later                      83.6   104.7   -       -        -        -        -        -       -      -        -
Ten Years Later                       84.1   -       -       -        -        -        -        -       -      -        -

Cumulative Redundancy
(Deficiency)                          63.4    52.7    14.1   (20.1)   (29.9)   (28.7)     2.1      7.1    16.7   (8.4)     0.00

The above table includes information related to the Company's participation in the IRI.


*For 1997, incurred claims and claims adjustment expenses include $31.6 million related to the Company's 23.5 percent participation in IRI effective December 1, 1996 plus development of ($1.3 million) relating to prior accident years. For 1996, incurred clams and claims adjustment expenses include $23.2 million related to the Company's 14 percent participation in IRI effective December 1, 1995, plus development of ($.4 million) relating to prior accident years. The Company carried net reserves in the amounts of $22.2, $11.6 and $3.2 million related to its participation in IRI at December 31, 1997, 1996, and 1995 (at a
 .5 percent participation), respectively.

                                                  Gross Reserves

YEAR ENDED                                                                                1993    1994    1995    1996     1997
----------                                                                                ----    ----    ----    ----     ----
Gross Liability for
 Unpaid Claims and Claim
 Adjustment Expenses                                                                     $214.4  $199.4  $190.9   $302.9   $276.7

Cumulative Amount Paid as of:
End of Year                                                                               -       -       -        -        -
One Year Later                                                                            144.2   135.2   108.9    198.8    -
Two Years Later                                                                           189.9   164.1   158.0    -        -
Three Years Later                                                                         200.2   201.1   -        -        -
Four Years Later                                                                          229.8   -       -        -        -
Gross Liability Reestimated as of:
End of year                                                                               214.4   199.4   190.9    302.9    276.7
One Year Later                                                                            224.3   212.0   205.5    302.7    -
Two Years Later                                                                           227.0   228.3   194.6    -        -
Three Years Later                                                                         243.4   226.8   -        -        -
Four Years Later                                                                          245.0   -       -        -        -
Cumulative Redundancy
(Deficiency)                                                                              (30.6)  (27.4)   (3.7)      .2    -







G.     INVESTMENTS

     Income from the Company's investment portfolio contributes significantly to earnings. Each year there is a significant net inflow of cash from insurance, engineering services and investment operations into the Company's investment portfolio. In addition, cash flow is affected by the normal maturity of fixed income investments, and the purchase and sale of equity securities.

                                                     (in millions)
                                          1997     1996    1995    1994    1993
                                        -------   ------  ------  ------   -----
Net Investment Income                    $ 36.8  $ 32.3  $ 28.9  $ 26.2  $ 29.3
Realized Investment Gains                  14.1    12.1     2.8     8.7    26.1
                                        ------    ------  ------  ------  ------
    Income from Investment Operations    $ 50.9  $ 44.4  $ 31.7  $ 34.9  $ 55.4


Net Unrealized Gains                     $ 95.3  $ 81.4  $ 65.4  $ 16.5  $ 59.2

Statutory Surplus  (HSBIIC)              $550.8  $292.4  $280.6  $238.0  $259.2

     The fluctuations in income from investment operations is largely driven by the amount of realized gains generated in any given year. The Company's strategy continues to be to maximize total return on the investment portfolio through investment income and capital appreciation. Investment strategies for any given year are developed based on many factors including operational results, tax implications, regulatory requirements, interest rates, dividends to stockholders and market conditions. In 1994 the stock market experienced a significant decline which impacted both the Company's realized and unrealized gains. In 1995 the Company curtailed its realized gains in order to take advantage of a strongly performing market and to build statutory surplus. In 1996 the Company continued to build statutory surplus, however, high valuations towards the end of the year caused the Company to realize gains. Realized investment gains increased in 1997 over 1996 as the Company managed its portfolio to respond to changing market conditions and tax planning opportunities, and as a result of calls of fixed income and convertible securities.

     Net investment income reached its lowest level during 1994 as a result of a lower average investment portfolio as holdings were liquidated to pay dividends, repay debt, and purchase fixed assets and treasury stock. The increase in 1995 resulted from the full consolidation of EIG, Co. offset by a lower interest rate environment. Net investment income increased 11.8 percent in 1996 due to an increased level of investable assets and to a lesser extent by dividend increases on the Company's common stock investments. Net investment income for 1997 increased 13.9 percent compared to 1996. The increase is attributable to calls of high yielding preferred stocks early in the year the proceeds of which were invested in fully taxable securities, and more investable funds as the Company invested the proceeds from its capital securities offerings.

     The significant increase in statutory surplus of HSBIIC for 1997 resulted from a contribution to capital of $250 million of the $300 million in proceeds received by the Company from the sale of its convertible capital securities to Employers Reinsurance Corporation on December 31, 1997.

     The Company's investment portfolio consists of high grade domestic and foreign investments. Excluding short-term investments, HSB's investments are primarily comprised of publicly traded, highly liquid securities. Investment strategies for any given year are developed based on many factors including operational results, tax implications, regulatory requirements, interest rates, dividends to shareholders and market conditions.

    In December 1996 HSBIIC entered into three "zero cost collar" contracts to mitigate the effects of market risk on its U.S. common stock portfolio (which for management purposes included certain convertible preferreds). In the fourth quarter of 1997, HSBIIC settled all of its outstanding contracts which required HSBIIC to pay its counterparty $30.7 million in foregone appreciation on its portfolio. The Company's U.S. common stock portfolio has experienced a total return of $57 million (which includes price appreciation of approximately $54 million) since December 31, 1996, and has had a price movement correlation with the S&P 500 Index well in excess of 80 percent.

     At December 31, 1997 the Company had approximately 38.1 percent of its invested assets (exclusive of the short-term investments made with the proceeds from its sale of $300 million in convertible capital securities on December 31,
1997) in fixed maturities as compared to 40 percent at year-end 1996. In the period 1991-1996 the Company gradually reduced its investments in common stocks as part of its overall capital management strategy. At year-end 1997 the carrying value of the equity securities portfolio represented 49.7 percent of invested assets compared to 44 percent at year-end 1996. The 5.7 percent increase is primarily attributable to market appreciation relative to the overall portfolio.

     The Company does not engage in cash-flow underwriting; it seeks to have underwriting profit each year. None of the Company's claim reserves are discounted as most claims settle, on average, within one year. Therefore, the Company does not use duration measurements in managing its interest rate exposure. Instead, the Company manages its portfolio by laddering its maturities such that the average maturity is generally maintained between 5-10 years. This technique provides the Company with a predictable cash flow each year and enables it to respond to the previously discussed parameters that impact its investment strategy.

     See "Investment Operations" in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations located in Item 7 and
Note 6 to Consolidated Financial Statements in Item 8 of Part II herein for additional information.

     The following table summarizes the investment results of the Company's investment portfolio:


                                    Annualized Rate          Investment
                       Net Invest-   of Return (2)        Investment
       Cash and        ment Income  ---------------       Gains (Losses) (3)
       Invested        Less         Before  After       --------------------
       Assets, Less    Interest     Income  Income                 Change in
       Borrowed Money  Expense (1)  Taxes   Taxes      Realized    Unrealized
       ---------------------------- -----   -----       ----------------------
              (In Millions)                                 (In Millions)

1997     $  629.2*   $  35.5         6.1%    5.1%      $  14.1      $  13.9
1996        572.6       31.7         6.0     5.4          12.1         16.0
1995        514.8       28.5         6.2     5.2           2.8         48.9

* Does not include $300 million in proceeds from the sale of convertible capital securities on December 31, 1997.

(1) Net investment income excludes realized investment gains and is reduced by investment expenses, but is before the deduction for income taxes.

(2) The rates of return on investments shown above have been determined in accordance with rules prescribed by the National Association of Insurance Commissioners. These rates have been determined by the following formula:

                                     2I
                                     --
                               A + B - I

I is equal to net investment income, before taxes, earned on investment assets.

A+B is equal to the sum of the beginning and end of the year amounts shown under "Cash and Invested Assets, Less Borrowed Money". The after tax rates of return are computed in the same manner, but net investment income is reduced by income taxes.

(3) Realized and unrealized investment gains (losses) are before income taxes.

H.     EMPLOYEES

     At year-end 1997, the Company, including its wholly-owned subsidiaries, had 1,932 full and part-time employees. Management believes that its relations with its employees are satisfactory.

I.     FORWARD-LOOKING STATEMENTS

     For a summary of factors that may materially affect the Company's future business, see "Forward- Looking Statements" in Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations in Item 7.

Item 2.  Properties.
-------  -----------

     The Hartford Steam Boiler Inspection and Insurance Company leases approximately 227,288 square feet for its home office at One State Street, Hartford, Connecticut under a long-term capital lease with One State Street Limited Partnership. In addition to its home office facility, the Company leases facilities for its branch offices and subsidiaries throughout the United States and Canada, and in a small number of other foreign locations. The Company considers the office facilities and other operating resources to be suitable and adequate for its current and anticipated level of operations.

     See Notes 7 and 8 to Consolidated Financial Statements located in Item 8 of
Part II herein for additional information.

Item 3.  Legal Proceedings.
-------  ------------------

     HSBIIC is involved in three arbitration or litigation proceedings regarding the extent to which certain explosion events are insured under boiler and machinery policies of HSBIIC or under the all-risk property insurance policies issued by other companies. Management believes HSBIIC's policies do not provide coverage for losses resulting from the explosion events that are the subject of these proceedings.

    A lower court ruling in one of these cases held that an explosion did occur, and that HSBIIC was not liable for losses of the insured resulting from the explosion. In a further action, the court denied HSBIIC's motion for summary judgment on certain issues, thus leaving HSBIIC potentially liable for certain unquantified losses resulting from events prior to the explosion. In the first quarter of 1997, HSBIIC and the property insurer jointly settled the case with the insured. HSBIIC's ultimate share of the settlement will be determined in an arbitration proceeding with the property carrier. HSBIIC has incurred gross loss and loss adjustment expenses (LAE) of $40.7 million and a net loss, after taking into account reinsurance recoverables, of $6.5 million, of which $5 million represents claim costs and the remaining $1.5 million represents LAE. As a result of payments made to date, as of December 31, 1997, HSBIIC carried gross loss and LAE reserves of $2.8 million and recoverables from reinsurers of $2.8 million.

     HSBIIC has accrued $6.5 million with respect to the other two cases for potential LAE, including legal costs to defend HSBIIC's position. One case is in the process of pre-trial summary judgment motions and appeals; the other case is involved in both arbitration and litigation proceedings. A trial date has not been set for either case. In the event that HSBIIC is held liable for one or both of the remaining claims, amounts in excess of HSBIIC's net maximum aggregate retention of $8.5 million is recoverable from reinsurers. Claim amounts potentially recoverable from reinsurers in the event of a possible adverse outcome in these cases could range, in the aggregate, from $40 million to $195 million.

     The obligations of HSBIIC's reinsurers with respect to these cases are not in dispute. Therefore, management believes that any adverse outcomes in these cases will not, in the aggregate, have a material effect on either the results of operations or financial condition of the Company. HSBIIC's reinsurance contracts do not require HSBIIC to reimburse its reinsurers for any losses such reinsurers might incur should these cases not be decided in HSBIIC's favor. Nevertheless, reinsurers often quote rates for future coverages based upon their or other reinsurers' experience on a particular account. Therefore, in the event HSBIIC's reinsurers pay significant sums pursuant to the arbitration or litigation proceedings described above, it is likely HSBIIC's reinsurance rates would increase in future periods. However, given the insured capacity that exists in reinsurance markets worldwide, coupled with HSBIIC's ability to negotiate a redesign or restructuring of its reinsurance program, it does not necessarily mean that such an increase would be material.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

     None.

Item 4(a).  Executive Officers of the Registrant.
----------  -------------------------------------

     All executive officers are elected by the Board of Directors to hold office until the next Annual Meeting of Shareholders. An officer may be removed at any time by the Board of Directors.

    On June 24, 1997 all of the outstanding shares of common stock of The Hartford Steam Boiler Inspection and Insurance Company were exchanged for shares of common stock of the Company. The service listed for each executive officer listed below includes their service with Hartford Steam Boiler.

Gordon W. Kreh, 50, Chief Executive Officer, President and Director since 4/94; President and Director 9/93 - 4/94; Senior Vice President - Marketing 4/92 - 9/93; President - Engineering Insurance Group 10/89 - 4/92; Vice President 11/84
- 10/89; Assistant Vice President 4/81 - 11/84.

Saul L. Basch, 51, Senior Vice President, Treasurer and Chief Financial Officer since 10/95; Partner, Coopers & Lybrand L.L.P. 9/73 - 10/95, most recently as Partner-in-Charge of Coopers & Lybrand's New York Insurance Industry Practice.

Michael L. Downs, 48, Senior Vice President - Special Risks since 2/94; Managing Director - Engineering Insurance Co., Ltd. 1/91 - 2/94; Second Vice President 7/87 - 1/91; Assistant Vice President 2/85 - 7/87; Assistant Secretary 4/80 - 2/85.

John J. Kelley, 52, Senior Vice President - Commercial Risks since 2/94; Corporate Secretary and Special Assistant to the President 5/87 - 2/94; Assistant Vice President and Special Assistant to the President 9/83 - 5/87; Assistant Vice President 9/79 - 9/83; Assistant Secretary 4/77 - 9/79.

William A. Kerr, 60, Senior Vice President - Engineering since 9/95; Vice President and General Manager, Pratt & Whitney Turbo Power and Marine Division, United Technologies Corporation 8/95 - 9/95; Vice President of Aftermarket Operations, Pratt & Whitney 4/92 - 8/95; Vice President of Development Operations and Materials Engineering, Pratt & Whitney 1989-4/92.

R. Kevin Price, 51, Senior Vice President and Corporate Secretary since 2/94; Second Vice President 4/89 - 2/94; Assistant Vice President 1/84 - 4/89.

William Stockdale, 52, Senior Vice President since 9/95; Managing Director and Chief Executive Officer of HSB Engineering Insurance Ltd., London, since 9/94; Director of Engineering, Engineering Insurance Co., Ltd. 9/92-9/94; Managing Director Scottish Power PLC, Glasgow, Scotland 1/89 - 8/92.

Robert C. Walker, 54, Senior Vice President-Claims and General Counsel since 1/95; Senior Vice President - Claims 3/94 - 1/95; Associate General Counsel and head of Corporate Litigation Department of United Technologies Corporation 5/89-3/94.


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
-------   -------------------------------------------------
          Stockholder Matters.
          --------------------

     The Company's common stock is traded on the New York Stock Exchange under the symbol HSB. As of February 17, 1998, the Company had 5,152 holders of record.

     Dividends paid by The Hartford Steam Boiler Inspection and Insurance Company, HSB Group's principal subsidiary, are limited by state insurance regulations. Approval from the Connecticut Insurance Commissioner is required for dividend distributions within a twelve-month period which would exceed the greater of (i) 10 percent of an insurer's statutory surplus or (ii) net income calculated as of the December 31st last preceding. Regulatory approval was required for the payment of 1997 dividends but is not anticipated to be necessary for 1998 dividends since approximately $55.1 million of HSBIIC's statutory surplus is available for distribution to HSB Group, Inc. without prior regulatory approval.

     Quarterly dividends declared for the 1997 and 1996 fiscal years were as follows:

            First        Second       Third        Fourth       Year
            -----        ------       -----        ------       ----
1997        $.57         $.57         $.60         $.60         $2.34
1996        $.57         $.57         $.57         $.57         $2.28


     Quarterly market prices for the Company's common stock were as follows for the two most recent years:

            First        Second       Third        Fourth       Year
            -----        ------       -----        ------       ----
1997 High   $47 5/8      $53 7/8      $56 11/16    $55 3/4      $56 11/16
1997 Low    $44 5/8      $44          $52 7/16     $49 13/16    $44

1996 High   $52 1/2      $50 3/4      $49          $47 1/8      $52 1/2
1996 Low    $48          $46          $43 1/4      $42 3/4      $42 3/4

Item 6.  Selected Financial Data.
-------  ------------------------

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes included elsewhere herein.


(in millions, except per share amounts) (1)(2)

                                                             1997         1996       1995          1994           1993
--------------------------------------------------------------------------------------------------------------------------
Summary of Consolidated Statements of Operations

   Revenues:
     Insurance premiums                                   $   491.2    $   448.6    $   389.1    $   336.6       $   349.2
     Engineering services                                      61.3         55.8         49.9         48.0            46.0
     Income from investment operations                         50.9         44.4         31.7         34.9            55.4
                                                             -------      -------      -------      -------         -------
       Total revenues (3)                                 $   603.4    $   548.8    $   470.7    $   419.5       $   450.6
                                                             -------      -------      -------      -------         -------
   Income from continuing operations                      $    66.3    $    54.6    $    52.7    $    44.5       $    11.1
   Income from continuing operations
     per common share - basic                             $     3.32   $     2.71   $     2.58   $     2.17      $     0.54
   Income from continuing operations
     per common share - diluted                           $     3.29   $     2.71   $     2.58   $     2.17      $     0.54
   Dividends paid per common share                        $     2.31   $     2.28   $     2.22   $     2.14      $     2.12
---------------------------------------------------------------------------------------------------------------------------
Summary of Consolidated Statements of Financial Position
   Total assets                                           $ 1,540.2    $ 1,116.3    $   954.1    $   877.8       $   857.6
   Long-term borrowings and capital lease obligations     $    53.0    $    53.0    $    53.4    $    28.4       $    28.4
   Convertible redeemable preferred stock                      --      $    20.0         --           --              --
   Company obligated mandatorily redeemable
     capital securities                                   $   408.9         --           --           --              --
   Shareholders' equity:
     Common                                               $   345.3    $   345.6    $   341.1    $   299.5       $   324.7
     Per common share                                     $    17.63   $    17.25   $    16.81   $    14.67      $    15.80
     Return on average equity before accounting                19.1%        15.6%        19.5%        16.9%            3.7%
     changes
   Stock price per share:
     High                                                 $    56.69   $    52.50   $    50.38   $    53.38      $    59.50
     Low                                                  $    44.00   $    42.75   $    39.25   $    36.13      $    43.25
     Close                                                $    55.19   $    46.38   $    50.00   $    39.88      $    44.50
   Common shares outstanding at end of year (4)                19.6         20.0         20.3         20.4            20.5
---------------------------------------------------------------------------------------------------------------------------
Insurance
   Operating gain (loss)                                  $    39.8    $    21.8    $    34.2    $    20.7       $   (26.4)
     Loss ratio                                                44.4%        45.6%        39.8%        42.5%           57.1%
     Expense ratio                                             47.3%        49.1%        50.9%        50.5%           50.5%
                                                             -------      -------      -------      -------         -------
     Combined ratio                                            91.7%        94.7%        90.7%        93.0%(5)       107.6%
---------------------------------------------------------------------------------------------------------------------------

Engineering Services (3)
   Operating gain                                         $     4.3    $       7.3    $     6.7    $     4.3       $     4.0
   Engineering services margin                                  7.1%          13.2%        13.3%         9.0%            8.7%
Investments
   Net investment income                                  $    36.8    $      32.3    $    28.9    $    26.2       $    29.3
   Realized investment gains                                   14.1           12.1          2.8          8.7            26.1
     Income from investment operations                    $    50.9    $      44.4    $    31.7    $    34.9       $    55.4
----------------------------------------------------------------------------------------------------------------------------

(1) Prior year information has been restated to reflect Radian International LLC as a discontinued operation.
(2) All per share data has been restated to reflect stock splits.
(3) Excludes revenues from investments accounted for under the equity method.
(4) Reflects the repurchase of approximately 1.0 in 1997, 0.3 in 1996, 0.1 in 1995, 0.1 in 1994, 0.2 in 1993.
(5) Excludes charge for Proposition 103.

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations.
          ------------------------------------

(dollar amounts in millions, except per share amounts)

SUMMARY OF RESULTS OF OPERATIONS


Consolidated Overview
For the years ended December 31,         1997            1996           1995
------------------------------------------------------------------------------
Revenues:
   Insurance premiums                $   491.2       $   448.6       $   389.1
   Engineering services                   61.3            55.8            49.9
   Net investment income                  36.8            32.3            28.9
   Realized investment gains              14.1            12.1             2.8
                                       -------       ---------        --------
Total Revenues                       $   603.4       $   548.8       $   470.7
Income from continuing operations    $    66.3       $    54.6       $    52.7

Net income                           $    66.3       $    53.4       $    62.6

Earnings Per Share:
Income from continuing operations:
       Basic                         $     3.32      $     2.71      $     2.58
       Diluted                             3.29            2.71            2.58
   Net income:
       Basic                         $     3.32      $     2.65      $     3.07
       Diluted                             3.29            2.65            3.07
                                       -------       ----------      ---------


The table above presents consolidated results of HSB Group, Inc. (HSB or the Company).

Net income and income from continuing operations per common share on a diluted basis increased 24.2 percent and 21.4 percent, respectively, in 1997 from 1996 due to significantly higher underwriting gains in the Company's insurance operations. On July 28, 1997 the HSB Board ratified management's decision to exercise its option to put its share of Radian International LLC (Radian) to The Dow Chemical Company (Dow) on or about January 1, 1998 for approximately $144 million. Due to this decision, the results of Radian have been classified as discontinued operations and HSB's share of losses incurred subsequent to this decision of approximately $10 million pre-tax have been deferred until HSB's share of Radian has been transferred to Dow. On January 2, 1998 the Radian transaction closed resulting in an estimated after-tax gain of approximately $30 million, which includes absorption of the deferred loss. (See note 3). Income from continuing operations in 1996 increased 3.6 percent from 1995 as catastrophe losses from unusually severe weather conditions in our domestic insurance operations, which caused our underwriting gain to drop by $12.4 million, were largely offset by increased income from investment operations of $12.7 million. Net income in 1996 declined 14.7 percent from 1995 as Radian's contribution to pre-tax earnings declined by approximately $15.7 million during 1996. Revenue shortfalls caused the venture to reduce its workforce during the year by about 10 percent, resulting in a charge of $3.5 million.

Consolidated revenues grew 9.9 percent in 1997 and 16.6 percent in 1996. Insurance premiums grew 9.5 percent in 1997, with the increased participation in Industrial Risk Insurers (IRI) a contributing factor as well as growth in both the domestic and international books of business. Effective December 1, 1996, The Hartford Steam Boiler Inspection and Insurance Company (HSBIIC) increased its participation in IRI from 14 to 23.5 percent. The combined ratio for the Company improved to 91.7 percent in 1997 from 94.7 percent in 1996. In 1995 the combined ratio was 90.7 percent.

Engineering services revenue increased 9.9 percent in 1997 and 11.8 percent in 1996.

The effective tax rates on income from continuing operations before distributions on capital securities for 1997 was 26.8 percent compared to 25.1 percent and 27.0 percent for 1996 and 1995. Tax rate fluctuations occur as the levels of underwriting and engineering services results and realized gains change the mix of pre-tax income between fully taxable earnings and tax-preferred earnings that can be obtained by investing in certain instruments. Various tax credits (primarily foreign tax credits) also impact the effective rate. The Company continues to manage its use of tax advantageous investments to maximize after tax earnings.

Recent Accounting Developments
------------------------------

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per
Share". This statement establishes standards for computing and presenting earnings per share (EPS). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the Consolidated Statements of Operations and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement was implemented at year end 1997. (See note 2).

In June 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which requires items that comprise comprehensive income be reported in a financial statement display with the same prominence as other financial statements. This will include a presentation of items such as market value adjustments of securities, foreign currency translation, and certain adjustments made for benefit plans. This accounting standard will be effective beginning in 1998 with presentation of prior periods required.

Also in June of 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This standard requires companies to report financial and descriptive information about reportable operating segments. It includes disclosure requirements relating to products and services, geographic areas and major customers. This statement will be effective with calendar year 1998, however application is not required for interim financial statements in the initial year. It is possible that this disclosure may redefine our segment information. However, the Company has not yet determined how SFAS No. 131 will be applied.

Other Developments

At a special meeting of HSBIIC on June 23, 1997, shareholders voted to approve a proposal which enabled the formation of a new holding company, HSB Group, Inc. Shareholders of HSBIIC's common and convertible redeemable preferred stock became holders of HSB common and convertible redeemable preferred stock, respectively, through a share exchange approved by the shareholders. Certificates representing HSBIIC's common and convertible redeemable preferred stock automatically represent the corresponding shares of HSB common and convertible redeemable preferred stock. The holding company was formed in order to achieve greater operating and financial flexibility in connection with certain investments, business operations and financing activities.

On December 1, 1996, HSBIIC increased its participation in IRI from 14 percent to 23.5 percent. IRI is an unincorporated, voluntary joint underwriting association which provides property insurance for the class of business known as Highly Protected Risks (HPR) for larger manufacturing, processing and industrial businesses, which have invested in protection against loss through the use of sprinklers and other means. IRI primarily writes policies on a syndicate basis which specifies to the insured the percentage share of risk accepted by each member of the association. Each member company, therefore, operates as a direct insurer or reinsurer on such policies and participates in the premiums and losses generated thereunder in proportion to its membership interest. In 1995 and prior, HSBIIC's membership share was .5 percent.

In essence, IRI facilitates the proportional sharing of risk under one policy where each member is essentially considered to be the direct writer for reporting, premium tax and other regulatory purposes. Liability on such policies is several and not joint, and therefore, members are not responsible for policy liabilities of the other members. An increased participation does not expose HSBIIC to the effect of adverse loss development on claims incurred prior to the effective date of the increase; conversely a decrease in participation doesn't release HSBIIC from the effects of adverse development.

On January 6, 1998, HSBIIC sold its interest in IRI to Employers Reinsurance Corporation (ERC) in accordance with a previously announced purchase and sale agreement between ERC and IRI's twenty-three member insurers. HSBIIC received gross proceeds of approximately $50 million, prior to transaction costs, for its
23.5  percent
share in IRI. Because the sale was structured in part as a reinsurance transaction, a portion of HSBIIC's gross proceeds will be utilized to reinsure in-force policies with ERC.

Contemporaneous with the close of the sale, IRI was reconstituted with ERC (with a 99.5 percent share) and HSBIIC (with a .5 percent share) as the sole members. Initially HSBIIC will write the business for the reconstituted IRI using its insurance licenses and will provide certain other services. HSBIIC will transfer its HPR manufacturing book of business to IRI and through various reinsurance arrangements with IRI/ERC will retain 85 percent of the equipment breakdown business and 15 percent of the property business of the combined insurance portfolio.

To support HSB's expanded role, on December 31, 1997, a business trust formed by HSB sold $300 million of 20 year, 7 percent Convertible Capital Securities in a private placement to ERC. The Convertible Capital Securities are convertible into HSB common stock, at any time, subject to regulatory approval, at a conversion price of $85. $250 million of the proceeds were contributed to HSBIIC and $50 million was retained by HSB. (See note 12).

Insurance Operations

For the years ended December 31,    1997         1996        1995
-------------------------------------------------------------------
Gross earned premiums            $  609.3     $  556.5     $  455.0
Ceded premiums                      118.1        107.9         65.9
                                   --------------------------------
Insurance premiums               $  491.2     $  448.6     $  389.1

Claims and adjustment
         expenses                   217.9        204.4        154.9
Underwriting, acquisition
         and other expenses         233.5        222.4        200.0
                                  ----------------------------------

Underwriting gain                $   39.8     $   21.8     $   34.2

Loss ratio                           44.4%        45.6%        39.8%
Expense ratio                        47.3%        49.1%        50.9%
Combined ratio                       91.7%        94.7%        90.7%
--------------------------------------------------------------------



Insurance operations include the underwriting results of HSBIIC, HSB Engineering Insurance Limited (EIL), The Boiler Inspection and Insurance Company of Canada (BI&I), The Allen Insurance Company, Ltd., HSB of Connecticut, HSB of Texas and HSBIIC's participation in IRI and various other pools.

Insurance premiums in 1997 increased 9.5 percent from 1996. This growth is primarily attributable to the increased participation in IRI ($22.4 million) and to growth in both the domestic and global markets. The increase in 1996 was a result of the increased participation in IRI ($22.6 million) as well as growth in the global markets. It is possible that the reduction in HSBIIC's interest in IRI, as a result of the sale on January 6, 1998, may dampen growth in net insurance premiums.

Insurance premiums representing coverage outside the U.S. increased 7.1 percent to $93.3 million from $87.1 million in 1996 and $73.3 million from 1995. In certain areas of the Company's direct domestic and international businesses, the market is experiencing price erosion. The Company will not write business at rates which would lessen its ability to maintain underwriting profit. Increases in ceded premium of 9.5 percent in 1997 were primarily due to the additional participation in IRI and the purchase of facultative reinsurance at EIL. The Company continues to see opportunities for growth, particularly in those countries where the infrastructure development is moving to the private sector. At the same time, softening of the pricing in this market has occurred globally as the number of insurers offering capacity has expanded.

Domestically, exclusive of IRI, premiums increased approximately $16.3 million, or 5.0 percent in 1997 and 3.9 percent in 1996. These increases were a combination of growth in written premiums from our client companies in 1997 and 1996 respectively, and reflects the addition of new client companies, offset by a loss of business as a result of industry consolidation. The insurance industry, in general, continues to undergo significant restructuring and consolidation. Considerable merger and acquisition activity has occurred recently and more is possible in the future. Depending on the specific companies involved in these activities and other market factors, the level of reinsured business the Company assumes in the future could be impacted. HSB is positioned to benefit from these changes over the long term due to its strong market position and reinsurance relationships with more than 100 multi-line carriers; while over the shorter term, there is both opportunity and challenge.

The Company participates in various facultative, quota share and excess of loss reinsurance agreements to limit its exposure, particularly to catastrophic losses and high risk lines, and to provide additional capacity to write business. The Company re-evaluates its exposures and reinsurance needs annually to implement a program which corresponds with the level of exposure the Company is willing to retain. Because the Company has primary responsibility to its insureds, a careful evaluation of the financial strength of those reinsurers it cedes business to is performed. The Company's reinsurance costs continue to be impacted by its prior loss experience and business growth.

For the years ended December 31,                     1997     1996      1995
--------------------------------------------------------------------------------
Provision for claims and
         adjustment expenses
         occurring in the current year          $  209.5  $  214.2   $  152.2
Increase (decrease) in
         estimated claims and adjustment
         expenses arising in prior years*            8.4      (9.8)       2.7
                                                  -----------------------------
Total incurred claims and adjustment expenses   $  217.9  $  204.4   $  154.9

Loss ratio                                          44.4%     45.6%      39.8%
-------------------------------------------------------------------------------

* Includes approximately $3.3, $4.9 and $1.1 million subrogation recoveries, respectively.

The loss ratio decreased 1.2 percentage points in 1997 as compared to 1996 primarily as a result of fewer weather-related losses. The 1996 increase of 5.8 percentage points as compared to 1995, was primarily the result of the high frequency of claims and unusually severe winter weather. Adverse development in 1997 added 1.7 percentage points to the loss ratio, while positive development in 1996 benefited the loss ratio by 2.2 percentage points. The components of claims and adjustment expenses, net of reinsurance, are displayed above.

Claims and adjustment expense reserves comprise one of the largest liabilities on the Company's Consolidated Statements of Financial Position. Reserves are established to reflect the Company's estimates of total losses and loss adjustment expenses that will ultimately be paid under direct and assumed insurance contracts. Loss reserves include claims and adjustment expenses on claims that have been reported but not settled and those that have been incurred but not yet reported to the Company. The length of time that reserves are carried on the Consolidated Statements of Financial Position is a function of the pay-out patterns associated with the types of coverages involved. The majority of claims the Company incurs are short-tailed in nature, relative to the property/casualty industry as a whole, meaning they generally settle shortly after claims are reported. The Company's loss reserve estimates reflect such variables as past loss experience and inflation. In addition, due to the nature of much of the Company's coverages, complex engineering judgments are involved. Previously established loss reserves are regularly adjusted as loss experience develops and new information becomes available. Adjustments to previously established reserves are reflected in the financial statements in the period in which the estimates are changed. The Company doesn't discount its loss reserves.

HSBIIC is involved in three arbitration or litigation proceedings regarding the extent to which certain explosion events are insured under boiler and machinery policies of HSBIIC or under the all-risk property insurance policies issued by other companies. Management believes HSBIIC's policies do not provide coverage for losses resulting from explosion events that are the subject of these proceedings.

A lower court ruling in one of these cases held that an explosion did occur, and that HSBIIC was not liable for losses of the insured resulting from the explosion. In a further action, the court denied HSBIIC's motion for summary judgment on certain issues, thus leaving HSBIIC potentially liable for certain unquantified losses resulting from events prior to the explosion. In the first quarter of 1997 HSBIIC and the property insurer jointly settled the case with the insured. HSBIIC's ultimate share of the settlement will be determined in an arbitration proceeding with the property insurer. HSBIIC has incurred gross losses and loss adjustment expenses (LAE) of $40.7 million and a net loss, after taking into account reinsurance recoverables, of $6.5 million, of which $5 million represents claim costs and the remaining $1.5 million represents LAE. As a result of payments made to date, at December 31, 1997, HSBIIC carried gross loss and LAE reserves of $2.8 million and recoverables from reinsurers of $2.8 million.

HSBIIC has accrued $6.5 million with respect to the other two cases for potential LAE, including legal costs to defend HSBIIC's position. One case is in the process of pre-trial summary judgment motions and appeals; the other case is involved in both arbitration and litigation proceedings. A trial date has not been set for either case. In the event that HSBIIC is held liable for one or both of the remaining claims, amounts in excess of HSBIIC's net maximum aggregate retention of $8.5 million is recoverable from reinsurers. Claim amounts potentially recoverable from reinsurers in the event of a possible adverse outcome in these cases could range, in the aggregate, from $40 million to $195 million.

The obligations of HSBIIC's reinsurers with respect to these cases are not in dispute. Therefore, management believes that any adverse outcomes in these cases will not, in the aggregate, have a material effect on either the results of operations or financial condition of the Company. HSBIIC's reinsurance contracts do not require HSBIIC to reimburse its reinsurers for any losses such reinsurers might incur should these cases not be decided in HSBIIC's favor. Nevertheless, reinsurers often quote rates for future coverages based upon their or other reinsurers' experience on a particular account. Therefore, in the event HSBIIC's reinsurers pay significant sums pursuant to the arbitration or litigation proceedings described above, it is likely HSBIIC's reinsurance rates would increase in future periods. However, given the insured capacity that exists in reinsurance markets worldwide, coupled with HSBIIC's ability to negotiate a redesign or restructuring of its reinsurance program, it does not necessarily mean that such an increase would be material.

The Company is also involved in various other legal proceedings as defendant or co-defendant that have arisen in the normal course of its business. In the judgment of management, after consultation with counsel, it is improbable that any liabilities which may arise from such litigation will have a material adverse impact on the results of operations or the financial position of the Company.

Engineering Services Operations*

For the years ended December 31,      1997       1996        1995
------------------------------------------------------------------------------
Engineering services revenues      $  61.3     $  55.8     $  49.9
Engineering services expenses         57.0        48.5        43.2
Operating gain                     $   4.3     $   7.3     $   6.7
                                   --------------------------------
Engineering services margin            7.1%       13.2%       13.3%
------------------------------------------------------------------------------

* Excludes Radian.

Engineering services operations include the results of HSBIIC's and BI&I's engineering services, HSB Reliability Technologies (HSBRT), HSB Professional Loss Control, HSB International, and the Company's interest in Integrated Process Technologies, LLC.

Engineering services revenue increased 9.8 percent in comparison to 1996. This was primarily attributable to increased sales of $3.2 million at HSBRT and a modest increase in revenues from our engineering operations based in Asia. Engineering services revenues in 1996 increased 11.8 percent in comparison to 1995. The growth in revenues was primarily due to increases generated by HSBRT as their revenues were $4.8 million (35 percent) higher in 1996 compared to 1995, almost entirely attributable to increases in volume. Margins declined in 1997 as the Company decreased the staff utilization domestically in order to develop new growth opportunities. The Company is also maintaining staff levels in Asia during the current economic downturn at somewhat lower productivity levels as the Company continues to have confidence in its long-term growth prospects in the region.

Investment Operations

For the years ended December 31,       1997        1996       1995
-------------------------------------------------------------------------------
Net investment income               $   36.8    $   32.3    $   28.9
Realized investment gains               14.1        12.1         2.8
                                    -------------------------------------------
Income from investment
         operations                 $   50.9    $   44.4    $   31.7
Total cash and invested
         assets, at fair value      $  996.7    $  600.9    $  550.5

Unrealized gains, pre-tax           $   95.3    $   81.4    $   65.4
--------------------------------------------------------------------------------

The Company's investment strategy continues to be to maximize total return on the investment portfolio through investment income and capital appreciation. Investment strategies for any given year are developed based on many factors including operational results, tax implications, regulatory requirements, interest rates, dividends to stockholders and market conditions. The investment portfolio includes a wide variety of high quality equity securities and both domestic and foreign fixed maturities. The Company continues to manage its use of tax advantageous investments to maximize after tax investment earnings. The Company does not engage in cash flow underwriting; it seeks to have underwriting profit each year. None of the Company's claim reserves are discounted as most claims settle, on average, within one year. Therefore, the Company does not use duration measurements in managing its interest rate exposure. Instead, the Company manages its portfolio by laddering its maturities such that the average maturity is generally maintained between 5-10 years. This technique provides the Company with a predictable cash flow each year that enables it to respond to the previously discussed parameters that impact its investment strategy.

On December 19, 1996, HSBIIC entered into three "zero cost collar contracts" to mitigate the effects of market risk on its U.S. common stock portfolio (which, for management purposes, included certain convertible preferreds). Each contract had a notional value of $50 million and maturity dates ranging from November 1997 to January 1998. The contracts were European style, which meant they only settled upon maturity. The contracts, which were entered into when the S&P 500 Index was 744.3, allowed HSBIIC to recover from the counterparty if the index was below 695.2 at the time of maturity, and required HSBIIC to reimburse the counterparty if the index was above a range of 811.3 to 818.7 at the time of maturity.

In the fourth quarter of 1997, HSBIIC settled all of its outstanding contracts which required HSBIIC to pay its counterparty $30.7 million in foregone appreciation on its portfolio. The Company's U.S. common stock portfolio has experienced a total return of $57 million (which includes price appreciation of approximately $54 million) since December 31, 1996, and has had a price movement correlation with the S&P 500 Index well in excess of 80 percent.

Net investment income for 1997 increased $4.5 million compared to 1996. Investable assets increased in 1997 in comparison to 1996 as the Company invested the proceeds from its capital securities offerings. Net investment income was impacted earlier in 1997 by calls of high yielding preferred stocks. Net investment income increases also reflected more investable funds, which were invested during a period of declining rates in comparison to our portfolio averages, and a modest change in the mix of the portfolio from tax preferred investments to more taxable investments with higher pre-tax yields. Higher interest costs relate to a larger amount of commercial paper outstanding.

Through its U.K. subsidiary, EIL, the Company writes business in Malaysia and is required to maintain approximately 50 million ringgit denominated investments on deposit in that country. The Company intends to maintain its current level of deposits in that currency, which equated to $12.8 million at December 31, 1997. Due to the recent fluctuations of currencies in southeast Asia, realized investment gains were reduced by approximately $7.4 million during 1997.

Net investment  income  increased 11.8 percent in 1996 due to an increased level of investable assets and to a lesser extent by dividend increases on the Company's common stock investments. Invested assets growth was due to significant cash flow from operations during 1995 as well as the portfolio transfer arising from the increased participation in IRI during 1996. Investment income in the global market also increased as these operations have shown significant growth over the past year.

HSB's investment portfolio continues to consist of high grade domestic and foreign investments. Excluding short-term investments, HSB's investments are primarily comprised of publicly traded, highly liquid securities. At the end of 1997, HSB's fixed maturities portfolio comprised 26.1 percent of the value of the invested assets. The credit quality of HSB's bond investments at December 31, 1997, averaged a AA rating. HSB's portfolio does not include any bonds in default as to either principal or interest. Bonds held at December 31, 1997, had a fair value of $113 million. Redeemable preferred stocks averaged a BBB rating. Declining yields available on new fixed maturities relative to higher yields on maturing investments over the past few years have also moderated investment income growth.

The carrying value of the equity securities portfolio represented 34 percent of the investments at December 31, 1997. This included $92.5 million of unrealized investment gains, which had a net increase of $12.7 million from 1996 on a sharp upturn in the stock market in 1997. HSB also recorded $13 million of dividends and $43 million of net pre-tax realized gains from this portfolio in 1997. The Company's largest single holding accounted for less than 1 percent of total consolidated assets. Realized investment gains increased in 1997 over 1996 (and in 1996 in comparison to 1995) as HSB managed its portfolio to respond to changing market conditions and tax planning opportunities.

Liquidity and Capital Resources

At December 31,                             1997            1996
-------------------------------------------------------------------------------

Total assets                            $  1,540.2      $  1,116.3
Short-term investments                       379.2            97.9
Cash                                          45.3             4.5
Short-term borrowings                         42.4             3.2
Capital securities of subsidiary
   Trust I                                   108.8            --
Capital securities of subsidiary
   Trust II                                  300.0            --
Convertible redeemable preferred
   stock                                      --              20.0
Common shareholders' equity                  345.3           345.6
--------------------------------------------------------------------------------


Liquidity refers to the Company's ability to generate sufficient funds to meet the cash requirements of its business operations. HSB is a holding company whose principal subsidiary is HSBIIC. HSB relies on investment income, primarily in the form of dividends from HSBIIC in order to meet its short and long-term liquidity requirements including the service requirements for its capital securities. The Company receives a regular inflow of cash from maturing investments and engineering services and insurance operations. The mix of the investment portfolio is managed to respond to expected claim pay-out patterns and the service requirements equivalent of the Company's capital securities. HSB also maintains a highly liquid short-term portfolio to provide for immediate cash needs and since the issuance of the $110 million of Global Floating Rate Capital Securities in July 1997, which are discussed below, to offset a portion of interest rate risk relating to such securities. The Company's short-term portfolio at December 31, 1997 reflects the temporary investment of the proceeds from the $300 million Convertible Capital Securities discussed below. It is unlikely that HSB will maintain such high levels of short-term investments; however, given the current interest rate environment, HSB is proceeding carefully to structure an appropriate investment portfolio.

On July 15, 1997, HSB sold $110 million of 30 year Global Floating Rate Capital Securities (Capital Securities), in a private placement. The securities are generally non-callable for ten years, but may be called earlier by HSB upon the occurrence of certain tax events including loss of deductibility of interest on the securities. The securities were issued through HSB Capital I (Trust I), a Delaware business trust created by HSB, at a floating rate equal to 90 day LIBOR plus .91 percent. The current coupon at December 31, 1997 is 6.7 percent. Holders of the Capital Securities will be entitled to receive preferential cumulative cash distributions accumulating from the date of original issuance and payable quarterly in arrears. HSB has the right to defer payment of distributions on the securities at any time or from time to time for a period not exceeding 20 consecutive quarterly periods with respect to each deferral period. During an extension period, interest will continue to accrue and the amount of distributions to which holders of the Capital Securities are entitled will accumulate, and the Company will be prohibited from paying any cash dividends on its common stock. The Company has irrevocably and unconditionally guaranteed all of Trust I's obligations under the Capital Securities. The Company has used or may use the proceeds for general corporate purposes, including the repurchase of HSB common stock; funding investments in, or extensions of credit to, subsidiaries; repayment of maturing debt; and financing possible future acquisitions. HSB subsequently filed a registration statement covering securities with terms identical in all material respects and offered to exchange registered securities for the original Capital Securities. The exchange was completed on December 11, 1997. The floating rate Capital Securities are currently rated BBB by Standard & Poor's and BBB+ by Duff & Phelps credit rating agency.

On December 31, 1997, HSB sold $300 million of 20 year Convertible Capital Securities in a private placement to ERC. The Convertible Capital Securities are callable by HSB at its option (i) at any time after seven years; (ii) upon the occurrence of certain tax events including loss of deductibility of the interest on the securities; (iii) in the event that HSB vetoes a prospective purchaser of the Convertible Capital Securities; or (iv) in the event of a change in control of ERC. The Convertible Capital Securities are mandatorily redeemable on December 31, 2017, and are redeemable at par plus a redemption premium, at the option of ERC, in the event of a change in control of HSB within five years following issuance of the securities.

The Convertible Capital Securities are convertible, in whole or in part, at ERC's option at any time, subject to regulatory approval, into shares of HSB common stock at a conversion price of $85, subject to adjustment. HSB has provided certain registration rights to ERC in connection with the common stock into which the Convertible Capital Securities are convertible pursuant to a Registration Rights Agreement dated December 31, 1997. Were ERC to exercise its conversion rights in total, it would hold, on a fully diluted basis, approximately 15.3 percent of HSB's common stock. Pursuant to certain provisions contained in the Purchase Agreement dated December 31, 1997, ERC has agreed to certain "standstill" arrangements which for a period of five years will preclude ERC from purchasing any common stock of HSB, other than by exercise of its conversion rights, and will limit its ability to take certain other actions with respect to HSB during that period.

The securities were issued through HSB Capital II, (Trust II), a Delaware business trust created by HSB, at a 7 percent coupon, payable semi-annually. The Convertible Capital Securities rank pari passu with the Capital Securities issued July 1997. Holders of the Convertible Capital Securities will be entitled to receive preferential cumulative cash distributions accumulating from the date of original issuance and payable semi-annually in arrears. HSB has the right to defer payment of interest at any time or from time to time for a period not exceeding 10 consecutive semi-annual periods with respect to each deferral period. During an extension period, interest will continue to accrue and the amount of distributions to which holders of the Convertible Capital Securities are entitled will accumulate, and HSB will be prohibited from paying any cash dividends on its common stock. HSB has irrevocably and unconditionally
guaranteed  all  of  Trust  II's  obligations  under  the  Convertible   Capital
Securities.

Cash provided from operations was $26.1 million in 1997 compared to $92.9 million for 1996. Insurance operations cash flow (excluding IRI) decreased as net claims paid increased 21.8 percent compared to the same period in 1996, and premiums collected were 1.9 percent higher than last year. Payments to reinsurers for ceded premium increased approximately 17 percent in the current year. HSBIIC's participation in IRI impacted components of the Consolidated Statements of Cash Flows for 1997, including a positive impact of $1.5 million and $2.2 million for 1997 and 1996, respectively, to cash provided from operations.

Capital resources consist of shareholders' equity, convertible redeemable preferred stock, capital securities and debt outstanding, and represent those funds deployed or available to be deployed to support business operations. Common shareholders' equity of $345.3 million at December 31, 1997 decreased $0.3 million since December 31, 1996. The decrease reflects net income of $66.3 million year to date and an increase in unrealized investment gains, net of tax, of $7.0 million, offset by dividends of $47 million and $54 million of share repurchases. Also, on October 30, 1997, the sole holder of convertible redeemable preferred stock converted into 398,406 shares of common stock, adding $20 million to common shareholders' equity.

On January 27, 1997 the Board of Directors renewed HSBIIC's authorization to repurchase up to one million of its common shares. At its July meeting, the HSB Board of Directors increased the authorization to repurchase shares to two million. Through December 31, 1997, HSB has purchased approximately one million shares at a cost of $54 million. On January 26, 1998 the Board of Directors renewed HSB's authorization to repurchase up to two million shares of its common stock. At December 31, 1997 treasury stock of $85.9 million was reclassified to retained earnings and additional paid-in capital to reflect the elimination of the concept of treasury shares in accordance with the Connecticut Business Corporation Act which became effective January 1, 1997. For comparative purposes, treasury stock of $59.5 million was likewise reclassified at December 1996.

At December 31, 1997, HSBIIC had significant short-term borrowing capacity. HSBIIC is currently authorized to issue up to $75 million of commercial paper. Commercial paper outstanding at December 31, 1997 and December 31, 1996 was $42.4 million and $3.2 million, respectively. In early January, Standard & Poor's and Duff & Phelps credit rating services reaffirmed their highest ratings for the commercial paper. HSBIIC had authorized a guaranty of up to 40 percent of Radian's $40 million credit facility with Dow. At December 31, 1997 the amount guaranteed was $14.3 million. Such guaranty terminated upon the sale of HSBIIC's interest in Radian to Dow on January 2, 1998.

In 1996 the Company began a comprehensive effort to assess and address issues relating to the ability of its policy processing and other operational systems to properly recognize calendar dates beginning in the year 2000. The analysis indicated roughly 30 percent of existing code is compliant, roughly 60 percent is represented by legacy systems, which were scheduled to be replaced before the end of 1998 due to current business needs, and the remainder will be addressed through modification to compliant code or discontinuation. The impact of year 2000 expenditures on a stand alone basis is not clearly evident as the Company is replacing legacy applications due to changing business needs and such replacement applications will be year 2000 compliant. However, the overall cost of modification efforts and application replacement, which include substantial enhancements to business functionality, has been estimated at $13-$20 million over a three year period. Certain of the costs related to the replacement of legacy applications due to changing business needs will be capitalized consistent with the Company's existing capitalization policy.

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


Item 8.  Financial Statements and Supplementary Data.
-------  --------------------------------------------

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                      Page No.

Report of Independent Accountants                                         42
Financial Statements

     Consolidated Statements of Operations
     for the years ended December 31, 1997,
     1996 and 1995.                                                       43

     Consolidated Statements of Financial
     Position - December 31, 1997 and 1996.                               44

     Consolidated Statements of Cash Flows
     for the years ended December 31, 1997,
     1996 and 1995.                                                       45

     Consolidated Statements of Changes in
     Shareholders' Equity for the years ended
     December 31, 1997, 1996 and 1995.                                    46

     Notes to Consolidated Financial Statements                           47

Schedule  I -  Summary of Investments-
               Other than Investments in Related Parties                  79

Schedule II -  Condensed Financial Information of
               HSB Group, Inc.                                            80

Schedule  IV - Reinsurance                                                83

Schedule V - Valuation and Qualifying Accounts                            84

Schedule VI - Supplemental Information Concerning
                       Property-Casualty Insurance Operations             85

Schedules other than the ones listed above are omitted for the reason that they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of HSB Group, Inc., the newly formed parent of The Hartford Steam Boiler Inspection and Insurance Company:

We have audited the consolidated financial statements and the financial statement schedules of HSB Group, Inc. and its subsidiaries listed in Item 8 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HSB Group, Inc. and its subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.






Coopers & Lybrand L.L.P.

Hartford, Connecticut
January 26, 1998

Financial Statements

Consolidated Statements of Operations
-------------------------------------

For the years then ended December 31, (in millions, except per share amounts)


                                                              1997         1996        1995
--------------------------------------------------------------------------------------------
Revenues:
   Insurance premiums                                     $   491.2   $   448.6    $   389.1
   Engineering services                                        61.3        55.8         49.9
   Net investment income                                       36.8        32.3         28.9
   Realized investment gains                                   14.1        12.1          2.8
                                                          ----------------------------------
         Total revenues                                       603.4       548.8        470.7
                                                          ----------------------------------

   Expenses:
   Claims and adjustment                                      217.9       204.4        154.9
   Policy acquisition                                          90.7        86.0         78.1
   Underwriting and inspection                                142.8       136.4        121.9
   Engineering services                                        57.0        48.5         43.2
   Interest                                                     1.3         0.6          0.4
                                                          ----------------------------------
         Total expenses                                       509.7       475.9        398.5
                                                          ----------------------------------

Income from continuing operations before
income taxes and distributions on capital securities           93.7        72.9         72.2

Income taxes (benefit):
   Current                                                     23.8        24.7         20.5
   Deferred                                                     1.3        (6.4)        (1.0)
                                                          ----------------------------------

      Total income taxes                                       25.1        18.3         19.5
                                                          ----------------------------------

Distributions on capital securities of subsidiary
trusts, net of income taxes of $1.2; $--; and $--               2.3         --           --
                                                          ----------------------------------

Income from continuing operations                              66.3        54.6         52.7
                                                          ----------------------------------

Discontinued operations:
Income (loss) from operations of Radian International
LLC, net of income taxes (benefit) of
($.1); ($.4); and $4.2                                          --         (1.2)         9.9
                                                          -----------------------------------

Net income                                                $    66.3   $    53.4    $    62.6
                                                          -----------------------------------

Earnings (loss) per common share - basic:
   Income from continuing operations                      $     3.32  $     2.71   $     2.58
   Discontinued operations                                      --         (0.06)        0.49
                                                          -----------------------------------
   Net income                                             $     3.32  $     2.65   $     3.07
                                                          -----------------------------------
  Average common shares outstanding                            19.7        20.2         20.4

Earnings (loss) per common share - diluted:
   Income from continuing operations                      $     3.29  $     2.71   $     2.58
   Discontinued operations                                      --         (0.06)        0.49
                                                          -----------------------------------
   Net income                                             $     3.29  $     2.65   $     3.07
                                                          -----------------------------------

Average common shares outstanding
   and common stock equivalents                                20.1        20.2         20.4
   -----------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.



Consolidated Statements of Financial Position
---------------------------------------------
At December 31, (in millions, except per share amounts)

                                                                                             1997           1996
----------------------------------------------------------------------------------------------------------------
Assets:
   Cash                                                                              $      45.3    $       4.5
   Short-term investments, at cost                                                         379.2           97.9
   Fixed maturities, at fair value
     (cost - $241.1; $231.3)                                                               248.4          235.8
   Equity securities, at fair value
     (cost - $231.3; $182.9)                                                               323.8          262.7
                                                                                      --------------------------
     Total cash and invested assets                                                        996.7          600.9
   Insurance premiums receivable                                                           138.0          106.4
   Engineering services receivable                                                          12.2           11.7
   Fixed assets                                                                             36.4           32.3
   Prepaid acquisition costs                                                                45.5           40.6
   Capital lease                                                                            15.3           16.1
   Investment in Radian                                                                     83.4           79.7
   Reinsurance assets                                                                      124.5          162.9
   Other assets                                                                             88.2           65.7
                                                                                       -------------------------
     Total assets                                                                    $   1,540.2    $   1,116.3
                                                                                       -------------------------

Liabilities:
   Unearned insurance premiums                                                       $     290.3    $     270.6
   Claims and adjustment expenses                                                          276.7          302.9
   Short-term borrowings                                                                    42.4            3.2
   Long-term borrowings                                                                     25.1           25.1
   Capital lease                                                                            27.9           27.9
   Deferred income taxes                                                                    31.5           23.7
   Dividends payable                                                                        13.3           11.4
   Other liabilities                                                                        78.8           85.9
                                                                                       -------------------------
     Total liabilities                                                                     786.0          750.7
                                                                                       -------------------------

   Convertible redeemable preferred stock -  Series B (stated and
     redemption value; shares authorized, issued and outstanding .002)                       --            20.0

   Company obligated  mandatorily  redeemable  capital  securities of subsidiary
     Trust I holding solely junior  subordinated  deferrable interest debentures of the Company,
     net of unamortized discount of $1.1                                                   108.9            --

   Company obligated  mandatorily  redeemable  convertible capital securities of subsidiary Trust II holding solely junior
     subordinated deferrable interest debentures of the Company                            300.0            --

Shareholders' equity:
   Common stock (stated value; shares authorized 50.0;
     shares issued 21.3; shares outstanding  19.6; 20.0)                                    10.0           10.0
   Additional paid-in capital                                                               31.6           32.0
   Unrealized investment gains, net of tax                                                  59.8           52.8
   Retained earnings                                                                       248.8          255.1
   Benefit plans                                                                            (4.9)          (4.3)
                                                                                     ---------------------------
     Total shareholders' equity                                                            345.3          345.6
                                                                                     ---------------------------
     Total                                                                           $   1,540.2    $   1,116.3
                                                                                     ---------------------------
   Common shareholders' equity per share                                             $      17.63   $      17.25
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows
-------------------------------------
for the years ended December 31, (in millions)

                                                                1997      1996      1995
-----------------------------------------------------------------------------------------
Operating activities:
Net income                                                  $   66.3  $   53.4  $   62.6
Adjustments to reconcile net income to
cash provided by operating activities:
   Depreciation and amortization                                 8.3       9.8      19.4
   Deferred income taxes (benefit)                               1.3     (10.0)     (0.6)
   Realized investment gains                                   (14.1)    (12.1)     (2.8)
 Change in:
     Insurance premiums receivable                             (31.6)    (19.2)     (4.1)
     Engineering services receivable                             (.5)     (2.7)      3.3
     Prepaid acquisition costs                                  (4.9)     (6.5)      1.4
     Investment in Radian                                       (3.7)     12.9       --
     Reinsurance assets                                         38.4    (103.4)      (.8)
     Unearned insurance premiums                                19.7      54.4      14.9
     Claims and adjustment expenses                            (26.2)    112.0      (8.5)
     Other                                                     (26.9)      4.3      10.7
                                                           ------------------------------

       Cash provided by operating activities                    26.1      92.9      95.5
                                                           ------------------------------

Investing activities:
Fixed asset additions, net                                     (10.4)     (1.7)    (16.8)
Investments:
   Purchase of short-term investments, net                    (281.4)    (24.1)      --
   Purchase of fixed maturities                                (60.6)    (89.0)   (152.1)
   Proceeds from sale of fixed maturities                       27.9      93.1      91.5
   Redemption of fixed maturities                               14.4      11.5      17.0
   Purchase of equity securities                              (252.9)   (149.3)    (95.0)
   Proceeds from sale of equity securities                     254.1     131.2     122.9
   Settlement of collar contracts                              (30.7)     --        --
   Cash transferred to investment in Radian                     --        (0.7)     --
                                                            -----------------------------
     Cash used in investment activities                       (339.6)    (29.0)    (32.5)
                                                            -----------------------------

Financing activities:
Proceeds from Company obligated mandatorily redeemable
   capital securities of subsidiary Trust I                    108.9      --        --
Proceeds from Company obligated mandatorily redeemable
    convertible capital securities of subsidiary Trust II      300.0      --        --
Increase (decrease) in short-term borrowings                    39.1     (10.2)    (37.5)
Repayment of long-term debt                                     --        (0.5)     (0.1)
Increase in long-term debt                                      --        --        25.1
Dividends paid to shareholders                                 (46.7)    (46.1)    (45.3)
Reacquisition of stock                                         (54.0)    (13.0)     (6.3)
Repayment of employee stock ownership plan debt                 --        --        (1.7)
Exercise of stock options                                        7.0       1.1      --
                                                            -----------------------------
   Cash provided by (used in) financing activities             354.3     (68.7)    (65.8)
                                                            -----------------------------
   Net increase (decrease) in cash                              40.8      (4.8)     (2.8)
   Cash at beginning of period                                   4.5       9.3      12.1
                                                            -----------------------------
   Cash at end of period                                    $   45.3  $    4.5  $    9.3
                                                            -----------------------------

Interest paid                                               $    3.2  $    2.3  $    4.1
                                                            -----------------------------

Federal income tax paid                                     $   33.8  $   25.7  $   23.4
----------------------------------------------------------------------------------------


Non-cash investing and financing activities:
Issuance of HSB convertible preferred stock in exchange for EIG, Co. preferred stock in 1996, and conversion into HSB common stock in 1997. (See note 3).

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity
----------------------------------------------------------
For the years ended December 31, (in millions)

                                                                   Net
                                     Total                         Unrealized
                                     Share-            Additional  Investment
                                     holders'  Common  Paid-in     Gains     Retained Treasury   Benefit
                                     Equity    Stock   Capital     (Losses)  Earnings Stock      Plans
--------------------------------------------------------------------------------------------------------

Balances at December 31, 1994      $  299.5   $  10.0  $  34.0   $  13.9  $  288.1   ($ 41.9)    (4.6)
--------------------------------------------------------------------------------------------------------

Net income                             62.6       --       --        --       62.6       --        --
Dividends declared                    (45.6)      --       --        --      (45.6)      --        --
Change in unrealized
   investment gains, net of tax        30.0       --       --       30.0       --        --        --
Benefit plans                           0.4       --      (0.1)      --        --        --       0.5
Purchase of treasury stock             (6.3)      --       --        --        --       (6.3)      --
Issuance of reacquired stock,
   net of forfeitures                   0.5       --       --        --        --        0.5       --
   -----------------------------------------------------------------------------------------------------

Balances at December 31, 1995      $  341.1   $  10.0  $  33.9   $  43.9  $  305.1   ($ 47.7)  ($ 4.1)
------------------------------------------------------------------------------------------------------

Net income                             53.4       --       --        --       53.4       --        --
Dividends declared                    (45.9)      --       --        --      (45.9)      --        --
Change in unrealized
   investment gains, net of tax         8.9       --       --        8.9       --        --        --
Benefit plans                          --         --       --        --        --        0.2     (0.2)
Purchase of treasury stock            (13.0)      --       --        --        --      (13.0)      --
Exercise of stock options               1.1       --       0.1       --        --        1.0       --
Reclassification of treasury
    stock                              --         --      (2.0)      --      (57.5)     59.5       --
    --------------------------------------------------------------------------------------------------

Balances at December 31, 1996      $  345.6   $  10.0  $  32.0   $  52.8  $  255.1       --    ($ 4.3)
------------------------------------------------------------------------------------------------------

Net income                             66.3       --       --        --       66.3       --        --
Dividends declared                    (47.0)      --       --        --      (47.0)      --        --
Change in unrealized
investment gains, net of tax            7.0       --       --        7.0       --        --        --
Benefit plans                          (0.6)      --       --        --        --        --      (0.6)
Reacquisition of stock                (54.0)      --      (1.8)      --      (52.2)      --        --
Conversion of redeemable
preferred stock                        20.0       --       0.7       --       19.3       --        --
Exercise of stock options               7.0       --       0.5       --        6.5       --        --
Issuance of reacquired stock,
   net of forfeitures                   1.0       --       0.2       --        0.8       --        --
-----------------------------------------------------------------------------------------------------

Balances at December 31, 1997      $  345.3   $  10.0  $  31.6   $  59.8  $  248.8    --    ($ 4.9)
------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements
(in millions, except per share amounts)

1. Accounting Policies

Consolidation

The accompanying financial statements present the consolidated accounts of HSB Group, Inc. and its subsidiaries (collectively, HSB or the Company) (See note 3) and are prepared in accordance with generally accepted accounting principles
(GAAP). Significant intercompany transactions and balances have been eliminated in consolidation. The preparation of financial statements in accordance with GAAP requires the use of estimates in reporting certain assets and liabilities. Actual results may differ from estimates. Certain amounts for 1996 and 1995 have been reclassified to conform with the 1997 presentation.

Insurance

Insurance premium revenues are net of reinsurance ceded and are generally earned on a pro rata basis over the contract period. The portion of gross insurance premiums not earned at the end of the period is recorded as unearned insurance premiums on the Consolidated Statements of Financial Position.

Prepaid acquisition costs, consisting principally of commissions and premium taxes, are amortized as the related insurance premiums are earned. All other acquisition costs are charged to operations as incurred.

Liabilities for claims and adjustment expenses for boiler and machinery, property and other coverages represent estimated reserves on claims and adjustment expenses reported but not yet settled and the cost of claims and adjustment expenses incurred but not yet reported. Reserves for claims and adjustment expenses are undiscounted and are gross of amounts recoverable from reinsurers. Reserves are reduced for estimated amounts of salvage and subrogation and deductibles from customers. HSB records subrogation when recoverability is probable, such as when a judgment is returned, liability is admitted to or settlement is reached. The length of time that reserves for claims and adjustment expenses are carried on the Consolidated Statements of Financial Position is a function of the pay-out patterns associated with the types of coverages involved. Estimates for these reserves reflect such variables as past loss experience, changes in judicial interpretation of legal liability, policy coverage and inflation. The establishment of such reserves frequently require complex engineering judgments. Due to the nature of the variables involved in the reserving process, subjective judgments are an integral component. Previously estimated reserves are regularly adjusted as loss experience develops and new information becomes available. Since reserves are based on estimates, the ultimate liability may be more or less than such reserves. The effects of changes in estimated reserves are included in the results of operations in the period in which the estimates are changed. (See note 10).

Reinsurance assets represents amounts due from reinsurers for paid and unpaid claims, paid and unpaid loss adjustment expenses and the unearned portion of premiums ceded through reinsurance agreements.

Engineering Services

HSB recognizes the majority of its engineering services revenues as the service is provided. Costs on such contracts are included in operations as incurred. Provisions are made for losses on contracts at the time such losses become known.

Investments

Short-term investments have a maturity of one year or less and are carried at cost which, together with accrued interest thereon, approximates fair value. Fixed maturities include bonds, notes and redeemable preferred stocks. Equity securities include common and non-redeemable preferred stocks. All fixed maturities and equity securities are classified as available for sale. Accordingly, these investments are carried at estimated fair value. Estimated fair values of securities classified as available for sale are based principally upon quoted market prices. Unrealized gains and losses on investments classified as available for sale and foreign exchange gains and losses on certain investments in foreign operations where the U.S. dollar is not the functional currency are included net of income tax in shareholders' equity.

Investment income is net of investment expenses. Realized investment gains and losses are determined on the basis of costs related to those investments sold and are recorded on the trade date. Also, included in realized investment gains and losses are losses arising from declines in the realizable value of investments considered to be other than temporary.

The carrying values of short-term investments, investment income accrued and securities transactions in the course of settlement approximate their fair value because of the relatively short period of time between origination of the instruments and their expected realization.

Financial investments which qualify for hedge accounting are recorded at market with gains and losses reflected in shareholders' equity. To the extent such instruments do not qualify for hedge accounting, related gains and losses are reflected in results of operations.

Income Taxes

Deferred tax assets and liabilities are generally determined based on the difference between financial statement and tax bases for certain assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are allowed if future realization is more likely than not. Deferred income taxes are provided for unrealized appreciation/depreciation on fixed maturities and equity securities available for sale, prepaid acquisition costs, loss reserve discounting, unearned premiums, certain employee benefit costs and other items which are the result of temporary differences in the treatment of such items for tax and financial statement purposes.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation. Depreciation is calculated on the basis of estimated useful lives using straight-line and accelerated methods. Upon retirement or replacement, any gain or loss is included in results of operations.

Goodwill and Other Intangible Assets

Goodwill represents the cost of acquiring a business which is in excess of the fair value of its net assets. Goodwill is generally amortized over 15 years and other intangible assets over their estimated useful lives. These assets are included in other assets on the Consolidated Statements of Financial Position and amounted to $20.7 and $12.1 million at December 31, 1997 and 1996, respectively. HSB evaluates the reliability of goodwill based upon projections of undiscounted cash flows.

2. Changes in Accounting Principles

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per
Share". This statement establishes standards for computing and presenting earnings per share (EPS). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the Consolidated Statements of Operations and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The requirements of this statement are effective for year end 1997 financial statements with prior period restatement required. The effect of this standard on EPS net income is as follows:

                              1997         1996         1995
--------------------------------------------------------------

APB No. 15 methodology
(as previously reported)      N/A        $   2.65     $   3.07
SFAS No. 128 methodology
         Basic EPS            $   3.32   $   2.65     $   3.07
         Diluted EPS          $   3.29   $   2.65     $   3.07
--------------------------------------------------------------

The following is a reconciliation of the numerator and denominator of the calculation of basic and diluted EPS for income from continuing operations for the years ended 1997, 1996 and 1995:



For the years ended December 31,            1997                               1996                            1995
----------------------------------------------------------------    ---------------------------     ---------------------------

                                    Income   Shares   Per-Share     Income    Shares   Per-Share    Income   Shares   Per-Share
                                    ------   ------   ---------     ------    ------   ---------    ------   ------   ---------

Income from continuing
  operations                        $66.3                           $53.4                           $62.6
Less: preferred stock dividends      (1.1)                            --                             --
                                    ----------------------------    ----------------------------    ---------------------------

Basic EPS:
         Income available to
         common shareholders         65.2                            53.4                            62.6
         Weighted average shares
                  outstanding                 19.7                             20.2                           20.4

                           Basic EPS                    $3.32*                           $2.65*                         $3.07*

Effect of dilutive securities:
         Convertible preferred stock  1.1      0.3                    --        --                    --       --
         Stock options                         0.1                              --                             --
                                    ---------------------------     ----------------------------     --------------------------

Diluted EPS:
         Income available to common
                  shareholders and
                  assumed
                  conversions       $66.3     20.1                  $53.4      20.2                 $62.6     20.4

                  Diluted EPS                           $3.29*                           $2.65*                         $3.07*
----------------------------------------------------------------     ---------------------------     --------------------------
-------------------------------------------------------------------------------------------------------------------------------


* Computation is carried out to thousands



On December 31, 1997, HSB sold $300 million of convertible capital securities. The securities carry a 7 percent coupon and are convertible into 3,529,411 shares. (See note 12). Due to the timing of the issuance, the securities had minimal impact on the EPS calculation in 1997, but will affect the diluted calculation in 1998.

In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income", which requires items that comprise comprehensive income be reported in a financial statement display with the same prominence as other financial statements. This presentation will include such items as market value adjustments of securities, foreign currency translation, and certain adjustments made for benefit plans, which are currently reported as components of the Consolidated Statements of Changes in Shareholders' Equity. This statement will be effective beginning in 1998 with retroactive restatement of prior periods required.

Also in June of 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This standard requires companies to report financial and descriptive information about reportable operating segments. It includes disclosure requirements relating to products and services, geographic areas and major customers. This statement will be effective for 1998, however, application is not required for interim financial statements in the initial year. It is possible that this disclosure may redefine our segment information. However, HSB has not yet determined how SFAS No. 131 will be applied.

3. Corporate Activity

At a special meeting of The Hartford Steam Boiler Inspection and Insurance Company (HSBIIC) on June 23, 1997, shareholders voted to approve a proposal which enabled the formation of a new holding company, HSB Group, Inc. (HSB). Shareholders of HSBIIC's common and convertible redeemable preferred stock became holders of HSB's common and convertible redeemable preferred stock, respectively, through a share exchange approved by the shareholders. Certificates representing HSBIIC's common and convertible redeemable preferred stock automatically represent the corresponding shares of HSB common and convertible redeemable preferred stock. HSBIIC remains the principal subsidiary of HSB.

In December 1994, HSBIIC acquired the remaining 50 percent interest in Engineering Insurance Group (EIG), a partnership which was jointly formed by HSBIIC and General Reinsurance Corporation (Gen Re) in 1988. The partnership was the parent of Engineering Insurance Company Limited, a London based insurer formed in 1989 principally to offer machinery breakdown coverage to business and industry outside the United States and Canada. Coincident with the December 1994 acquisition, the partnership was incorporated with HSBIIC acquiring all outstanding common shares and Gen Re acquiring preferred shares of the new company, EIG, Co. HSBIIC had the option to request Gen Re to exchange the EIG, Co. preferred stock for HSBIIC convertible redeemable preferred stock at the end of 1996. This option was exercised on December 30, 1996 resulting in the issuance of 2,000 shares of HSBIIC convertible redeemable preferred stock. On October 30, 1997, these shares were converted into 398,406 shares of common stock of HSB. (See note 12).

On July 15, 1997, HSB sold $110 million of 30 year Global Floating Rate Capital Securities in a private placement. On December 31, 1997, HSB sold $300 million of 20 year fixed rate Convertible Capital Securities to Employers Reinsurance Corporation (ERC), a subsidiary of GE Capital Services. (See note 12).

Subsequent Events

Radian

In January 1996, HSBIIC and The Dow Chemical Company (Dow) formed a new entity, Radian International LLC (Radian). According to the terms of the agreement, the ownership of Radian was initially 60 percent Dow and 40 percent HSBIIC, via the wholly owned subsidiaries of each company. At the date of the transaction, HSBIIC transferred virtually all of the assets and liabilities of Radian Corporation at historical cost to Radian. No gain was recognized on the transfer.

The agreement provided HSBIIC the option to put its share of the venture to Dow any time during the period from December 31, 1997 to December 31, 1998 upon giving appropriate notice. On July 28, 1997 the HSB Board of Directors ratified management's decision to put its share of Radian to Dow on or about January 1, 1998. Due to this decision, the results of Radian have been classified as discontinued operations. HSB's share of Radian's losses generated subsequent to this decision of approximately $10 million pre-tax have been deferred until HSB's share of Radian was sold and a gain recognized.

On January 2, 1998 HSB exercised its option to put its share of Radian to Dow for approximately $144 million. This transaction will result in an after tax gain of approximately $30 million which will be recorded in the first quarter of 1998.

Summarized financial data for Radian follows:

                     1997*          1996*         1995
---------------------------------------------------------
Assets             $  159.7      $  156.3      $  108.6
Liabilities            88.4          62.1          37.1

Revenues              288.0         229.6         202.2
Expenses              314.0         233.6         188.1
---------------------------------------------------------


*Presented at 100 percent--HSBIIC's interest in Radian during these periods was 40 percent.

Industrial Risk Insurers

On January 6, 1998 HSBIIC sold its interest in Industrial Risk Insurers (IRI) to ERC in accordance with a previously announced purchase and sale agreement between ERC and IRI's twenty-three member insurers. IRI is an unincorporated, voluntary joint underwriting association which underwrites property insurance on highly protected risks. HSBIIC received gross proceeds of approximately $50 million, prior to transaction costs, for its 23.5 percent share in IRI. Because the sale was structured in part as a reinsurance transaction, a portion of HSBIIC's gross proceeds will be utilized to reinsure in-force policies with ERC.

Contemporaneous with the close of the sale, IRI was reconstituted with ERC (with a 99.5 percent share) and HSBIIC (with a .5 percent share) as its sole members. Initially HSBIIC will write the business for the reconstituted IRI using its insurance licenses and will provide certain other services. It is anticipated that HSBIIC will transfer its domestic highly protected risk manufacturing book of business to IRI and will retain 85 percent of the equipment breakdown business and 15 percent of the property business of the combined insurance portfolio.

To support HSB's expanded role, on December 31, 1997, a business trust formed by HSB sold $300 million of 20 year Convertible Capital Securities in a private placement to ERC. These capital securities are convertible into HSB common stock, at any time, subject to regulatory approval, at a conversion price of $85. $250 million of the proceeds were contributed by HSB to HSBIIC and $50 million was retained at HSB. (See note 12).

4. Segment Information

HSB is a multi-national company operating primarily in North American, European, and Asian markets. The Company operates three principal businesses -- insurance, engineering services and investments. The Company primarily offers coverage for machinery intensive risks and provides insurance against losses from accidents to boilers, pressure vessels, and a wide variety of mechanical and electrical machinery and equipment, along with a high level of inspection services aimed at loss prevention. The Company also offers professional scientific and technical consulting for industry and government on a worldwide basis. While the principal market for insurance and engineering services is the United States, the Company continues to see growth opportunities in overseas markets.

The following presents financial data of the Company based on geographic location:

Revenues from continuing operations

For the years ended December 31,            1997         1996           1995
-------------------------------------------------------------------------------
U.S.                                     $  491.6     $  444.9       $  383.4
Non-U.S                                     111.8        103.9           87.3
                                          -------------------------------------

         Total                           $  603.4     $  548.8       $  470.7
                                          -------------------------------------
-------------------------------------------------------------------------------

Income from continuing operations before taxes and distributions on capital
----------------------------------------------------------------------------
securities
----------

For the years ended December 31,            1997         1996           1995
-------------------------------------------------------------------------------
U.S.                                     $   74.1     $   52.7       $   53.4
Non-U.S.                                     19.6         20.2           18.8
                                       ----------------------------------------
         Total                           $   93.7     $   72.9       $   72.2
                                       ----------------------------------------
-------------------------------------------------------------------------------

Identifiable assets

At December 31,                             1997         1996           1995
-------------------------------------------------------------------------------
U.S.                                     $1,247.7     $  858.3       $  743.1
Non-U.S.                                    292.5        258.0          211.0
                                         --------------------------------------
         Total                           $1,540.2     $1,116.3       $  954.1
                                         --------------------------------------
-------------------------------------------------------------------------------

HSB's foreign operations (primarily insurance) are widely dispersed such that no country or logical aggregation of countries in a geographic area compromise a significant concentration with respect to either revenues or identifiable assets.

Export sales from HSB's domestic operations are minimal due to the existence of the Company's foreign subsidiaries which are responsible for virtually all of the Company's foreign sales.

The following presents financial data of continuing operations of the Company based on industry segments:

Revenues from continuing operations
-----------------------------------
For the years ended December 31,            1997      1996        1995
------------------------------------------------------------------------
         Insurance premiums              $  491.2   $  448.6   $  389.1
         Engineering services                61.3       55.8       49.9
         Net investment income
                  and realized investment
                  gains                      50.9       44.4       31.7
                                         -------------------------------
                           Total         $  603.4   $  548.8   $  470.7
                                         -------------------------------

Income from continuing operations before income taxes and distributions on
--------------------------------------------------------------------------
capital securities
------------------

For the years ended December 31,           1997         1996       1995
--------------------------------------------------------------------------
         Insurance                       $  39.8    $   21.8   $   34.2
         Engineering                         4.3         7.3        6.7
         Investment                         49.6        43.8       31.3
                                   ---------------------------------------
                           Total         $  93.7    $   72.9   $   72.2
--------------------------------------------------------------------------

Identifiable assets
At December 31,                            1997         1996       1995
--------------------------------------------------------------------------
         Insurance                       $ 308.0    $  309.9   $  180.8
         Engineering                        95.6        91.4       97.0
         Investment                        996.7       600.9      553.8
         Other                             139.9       114.1      122.5
                                    --------------------------------------
                           Total        $1,540.2    $1,116.3   $  954.1
--------------------------------------------------------------------------


5. Statutory Financial Information

HSBIIC is a Connecticut domiciled insurance company which is licensed to conduct business in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. The annual statements for state insurance regulatory authorities are currently prepared using accounting methods prescribed or permitted by such authorities (statutory basis) and are not consolidated. Statutory accounting practices (SAP) also differ in certain other respects from GAAP. With respect to HSBIIC, these differences are primarily comprised of the accounting for prepaid acquisition costs, deferred income taxes, fixed maturity investments, valuation of certain non-insurance affiliates and employee benefit plans. At year-end 1997 and 1996, policyholders' surplus on a statutory basis was $550.8 and $292.4 million, respectively. Statutory net income, adjusted to include the earnings of all HSBIIC domestic insurance subsidiaries for 1997, 1996, and 1995 was $42.9, $32.1, and $66.7 million, respectively.

HSBIIC is currently subject to various regulations that limit the maximum amount of dividends available to its shareholders without prior approval of insurance regulatory authorities. Under SAP, approximately $55.1 million of statutory surplus is available for distribution to HSB Group, Inc. in 1998 without prior regulatory approval.

6. Investments
                                                         1997      1996    1995
--------------------------------------------------------------------------------
Income from Investment Operations
         Net investment income:
                  Short-term interest                 $   6.7    $  4.8  $  6.2
                  Fixed maturities:
                           Taxable interest               9.6       9.8     9.0
                           Tax exempt interest            2.1       1.8     1.9
                           Redeemable preferred
                           dividends                      7.2       7.9     6.3
                  Equity securities:
                           Common dividends               4.7       4.6     4.0
                           Non-redeemable preferred
                           dividends                      8.3       5.9     4.6
                  Other                                   2.1       1.0     1.2
                                                       ------------------------
                           Total investment income       40.7      35.8    33.2
                           Investment expenses           (3.9)     (3.5)   (4.3)
                                                       ------------------------
                                    Net investment
                                    income            $  36.8   $  32.3  $ 28.9
                                                       ------------------------

         Realized investment gains (losses):
                  Fixed maturities:
                           Bonds:
                                    Gains             $   0.5   $   2.0  $  0.7
                                    Losses               (0.3)     (0.2)   (1.5)
                                                       ------------------------

                                      Net gains
                                      (losses)            0.2       1.8    (0.8)
                           Redeemable
                           preferred stocks:
                                    Gains                 0.4       0.3     0.7
                                    Losses               (0.3)     (1.5)   (0.6)
                                                       ------------------------

                                      Net gains
                                      (losses)            0.1      (1.2)    0.1
                  Equity securities:
                           Common stocks:
                                    Gains                48.1      14.6    11.4
                                    Losses               (5.1)     (3.3)   (7.4)
                                                       ------------------------

                                      Net gains          43.0      11.3     4.0
                           Non-redeemable
                           preferred stocks:
                                    Gains                 7.7       4.2     0.2
                                    Losses               (0.2)     (4.0)   (0.7)
                                                       ------------------------
                                      Net gains
                                      (losses)            7.5       0.2    (0.5)
                  Foreign Exchange Losses                (7.4)      --       --
                  Collar Contracts Losses               (30.7)      --       --
                  Other Gains                             1.4       --       --
                                                       ------------------------
                           Realized investment
                           gains                      $  14.1   $  12.1   $ 2.8
                                                       ------------------------
 ------------------------------------------------------------------------------

There were no material declines in the realizable value of investments considered to be other than temporary for 1997 or 1995. Realized investment gains and losses for 1996 included $0.8 million of losses on non-redeemable preferred stock arising from declines in the realizable value of investments considered to be other than temporary.


                                                     1997      1996     1995
-------------------------------------------------------------------------------
Unrealized Investment Gains, Net of Tax
         Fixed maturities:
                  Gains                            $   7.9  $   6.1  $   9.3
                  Losses                              (0.6)    (1.6)    (1.6)
                                                    ---------------------------
                           Net gains                   7.3      4.5      7.7
         Equity securities:
                  Gains                               94.3     82.0     64.2
                  Losses                              (1.8)    (2.2)    (3.8)
                                                    ---------------------------
                           Net gains                  92.5     79.8     60.4
         Foreign exchange losses                      (4.5)    (2.9)    (2.7)
                                                    ---------------------------
                           Total unrealized
                           investment gains           95.3     81.4     65.4
         Income taxes                                (35.5)   (28.6)   (21.5)
                                                    ---------------------------
                           Unrealized
                           investment
                           gains, net of tax       $  59.8  $  52.8  $  43.9
                                                    --------------------------
------------------------------------------------------------------------------

Fixed Maturities

The amortized cost, estimated fair values (based principally upon quoted market prices) and gross unrealized gains and losses of fixed maturities at December 31, were as follows:
                                                       1997
--------------------------------------------------------------------------------
                                                 Estimated     Gross    Gross
                                  Amortized         Fair   Unrealized Unrealized
Category                             Cost           Value      Gains    Losses
--------------------------------------------------------------------------------
Redeemable preferred
stocks                              $  131.2     $  135.4     $  4.7     $  0.5
States and municipalities               37.6         39.7        2.2        0.1
Foreign governments                     33.1         33.5        0.4        --
Corporate and other                     39.2         39.8        0.6        --
                                     -------------------------------------------
         Total fixed maturities     $  241.1     $  248.4     $  7.9     $  0.6
--------------------------------------------------------------------------------



                                                         1996
--------------------------------------------------------------------------------
                                                  Estimated  Gross     Gross
                                    Amortized       Fair   Unrealized Unrealized
Category                              Cost          Value     Gains    Losses
--------------------------------------------------------------------------------
Redeemable preferred
stocks                               $   99.6    $  101.6    $  3.1    $  1.1
States and municipalities                39.4        40.7       1.6       0.3
Foreign governments                      30.1        30.5       0.5       0.1
Corporate and other                      62.2        63.0       0.9       0.1
                                     -------------------------------------------
         Total fixed maturities      $  231.3    $  235.8    $  6.1    $  1.6
--------------------------------------------------------------------------------

The amortized cost and estimated fair value of fixed maturities at December 31, by contractual years-to-maturity follows. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations.

                                                1997
----------------------------------------------------------------
                                                    Estimated
                                       Amortized     Fair
Maturity                                 Cost        Value
----------------------------------------------------------------
One year or less                       $   13.3    $   13.7
Over one year through five years           98.6       101.1
Over five years through ten years          32.8        34.1
Over ten years                             96.4        99.5
                                       --------------------
  Total fixed maturities               $  241.1    $  248.4
                                       --------------------
----------------------------------------------------------------

Equity Securities

The cost, estimated fair values (based principally upon quoted market prices) and gross unrealized gains and losses of equity securities at December 31, were as follows:

                                                        1997
--------------------------------------------------------------------------------
                                          Estimated     Gross      Gross
                                            Fair     Unrealized  Unrealized
                                 Cost       Value      Gains       Losses
--------------------------------------------------------------------------------
Common stocks                 $   97.5    $  179.0    $  82.2    $  0.7
Non-redeemable preferred
stocks                           133.8       144.8       12.1       1.1
                              ------------------------------------------
         Total equity
         securities           $  231.3    $  323.8    $  94.3    $  1.8
                              ------------------------------------------
--------------------------------------------------------------------------------



                                                        1996
-------------------------------------------------------------------------------
                                          Estimated    Gross       Gross
                                            Fair     Unrealized  Unrealized
                                 Cost       Value      Gains       Losses
-------------------------------------------------------------------------------

Common stocks                 $   95.7    $  168.3    $  73.6    $  1.0
Non-redeemable preferred
stocks                            87.2        94.4        8.4       1.2
                              ------------------------------------------
         Total equity
         securities           $  182.9    $  262.7    $  82.0    $  2.2
                              ------------------------------------------
-------------------------------------------------------------------------------


On December 19, 1996, HSBIIC entered into three "zero cost collar contracts" to mitigate the effects of market risk on its U.S. common stock portfolio (which, for management purposes, included certain convertible preferreds). Each contract had a notional value of $50 million and maturity dates ranging from November 1997 to January 1998. The contracts, which were entered into when the S&P 500 Index was 744.3, allowed HSBIIC to recover from the counterparty if the index was below 695.2 at the time of maturity, and required HSBIIC to reimburse the counterparty if the index was above a range of 811.3 to 818.7 at the time of maturity. In the fourth quarter of 1997 HSBIIC settled all of its outstanding contracts resulting in realized losses of $30.7 million for the year, all of which were offset by and represented portfolio appreciation and returns that were realized.

The Company's U.S. common stock portfolio has experienced a total return of $57 million (which includes price appreciation of approximately $54 million) since December 31, 1996, and has had a price movement correlation with the S&P 500 Index well in excess of 80 percent.

The collar subjected the Company to market and counterparty credit risk. The Company managed this exposure by frequently modeling the effects of potential future price movements on the value of the collar and HSB's portfolio and by entering into contracts with internationally recognized financial institutions, which were expected to perform under the terms of the contract, and by evaluating the credit worthiness of such institutions by taking into account credit ratings and other factors.

The Company held no derivative financial instruments in its investment portfolio at December 31, 1997 and December 31, 1995. The Company sells covered call options, at times, to protect against adverse changes in market values. Premiums received on options written are deferred and recognized as a component of gross realized gains when the option contracts are exercised or expire. During 1995, aggregate premiums received by the Company on covered call options amounted to less than $.1 million. Net gains recognized on sales of underlying instruments amounted to less than $.1 million for 1995. Generally, the duration of covered call options written by the Company does not exceed thirty days.

7. Fixed Assets

Fixed assets are summarized as follows:
                                                          1997             1996
--------------------------------------------------------------------------------
Land and buildings                                      $   5.0         $   7.3
Furniture, equipment, leasehold improvements,
and other                                                  57.1            65.7
Systems development costs                                   6.6             0.6
                                                        ------------------------
                                                        $  68.7         $  73.6
Less accumulated depreciation and amortization            (32.3)          (41.3)
                                                        ------------------------
         Fixed assets                                   $  36.4         $  32.3
                                                        ------------------------
--------------------------------------------------------------------------------

Property and equipment are stated at cost. Depreciation expense is computed using straight-line and accelerated methods over the estimated useful lives of
31.5 years for buildings and 3 to 10 years for equipment and furniture. Leasehold improvements are amortized over the shorter of the assets' life or the remaining contractual lease term.

The Company has a policy capitalizing certain systems development costs. Systems development costs are amortized over estimated useful lives of 3 to 5 years.

In 1996 the Company began a comprehensive effort to assess and address issues relating to the ability of its policy processing and other operational systems to properly recognize calendar dates beginning in the year 2000. The analysis indicated roughly 30 percent of existing code is compliant, roughly 60 percent is represented by legacy systems, which were scheduled to be replaced before the end of 1998 due to current business needs, and the remainder will be addressed through modification to compliant code or discontinuation. The impact of year 2000 expenditures on a stand alone basis is not clearly evident as the Company is replacing legacy applications due to changing business needs and such replacement applications will be year 2000 compliant. However, the overall cost of modification efforts and application replacement, which include substantial enhancements to business functionality, has been estimated at $13-$20 million over a three year period. Certain of the costs related to the replacement of legacy applications due to changing business needs are being capitalized consistent with the Company's existing capitalization policy.

8. Leases

The Company leases its home office facility at One State Street under a long-term capital lease with the One State Street Limited Partnership (Partnership). The lease obligation of $26.1 million was recorded at July 1, 1983 at an interest rate of 15 percent. An asset of $26.1 million was also recorded in 1983. Accumulated amortization on the asset was $10.8 and $10.1 million at December 31, 1997 and 1996, respectively. Terms of the lease require annual payments of approximately $4 million a year through June 30, 2018. In addition, the Company is required to pay over the lease term a proportional share of the facility's variable operating expenses. This amounted to approximately $2.6, $2.8 and $2.8 million for the years ended 1997, 1996 and 1995, respectively.

The Company owns the One State Street land and leases it to the Partnership. The Company receives a base rent for the land and a participation in the net cash flow of the Partnership. If the facility is sold, the Company will receive 50 percent or more of the sales proceeds in excess of the mortgages, all operating expenses and costs of sale and the rental obligations pursuant to the land lease. Under certain circumstances, the Company has the right to purchase the facility.

In addition to its home office facility, the Company leases facilities and certain equipment which are accounted for as operating leases. Lease expenses amounted to $8.4, $5.7 and $4.7 million in 1997, 1996 and 1995, respectively.

At December 31, 1997, future minimum rental commitments under noncancelable leases accounted for as operating leases with initial or remaining terms of more than one year were as follows:

         1998                                $  5.0
         1999                                   4.4
         2000                                   2.9
         2001                                   1.6
         2002                                   0.8
         2003 and thereafter                    0.3
                                             -------
                  Total                       $15.0
                                             -------

9. Reinsurance

The components of net written and net earned insurance premiums were as follows:

                                               1997        1996        1995
--------------------------------------------------------------------------------
Written premiums:
         Direct                             $  361.4     $  338.6     $  285.3
         Assumed                               257.1        232.6        182.9
         Ceded                                (120.0)      (116.8)       (59.9)
                                              ----------------------------------

                  Net written premiums      $  498.5     $  454.4     $  408.3
                                            ------------------------------------
Earned premiums:
         Direct                             $  370.1     $  343.4     $  279.7
         Assumed                               239.2        213.1        175.3
         Ceded                                (118.1)      (107.9)       (65.9)
                                            ------------------------------------
                  Insurance premiums        $  491.2     $  448.6     $  389.1
                                            ------------------------------------
--------------------------------------------------------------------------------

The Company writes direct business through agencies and brokerage firms. In addition, the Company assumes boiler and machinery exposures from over 100 insurance companies and several insurance pools. Under the reinsurance agreements, the Company's reinsured companies may include equipment breakdown exposures in their multi-peril policies, and such risks will be assumed by the Company under the terms of the agreement. These plans generally provide that the Company will assume 100 percent of each boiler and machinery risk, subject to the capacity specified in the agreement, and will receive the entire equipment breakdown premium except for a ceding commission, which will be retained by the reinsured company for commissions to agents and brokers, premium taxes and handling expenses.

Although the Company assumes the role of reinsurer, it continues to have selling and underwriting responsibilities as well as involvement in inspecting and claims adjusting. In effect, the Company becomes the equipment breakdown insurance department of the reinsured company and provides all equipment breakdown underwriting (that is, the examination and evaluation of the risk based on its engineering judgments), claims and engineering services as if it were part of that organization. Traditionally, as part of the underwriting process, the Company retains the right to decline or restrict coverage in the same manner as it does for its own business. In 1996 the Company began to write a simplified program (referred to as ReSource) under which a reinsured company agrees to include equipment breakdown insurance on an entire portfolio of accounts meeting specific underwriting guidelines and occupancy parameters, which the Company agrees to reinsure for equipment breakdown losses.

The insurance industry, in general, is undergoing a shakeout and consolidation. A significant amount of merger and acquisition activity has occurred recently and may continue in the future. Depending on the specific companies involved in these activities and other market factors, the level of reinsured business the Company assumes in the future could be impacted.

As a property insurer, the Company is subject to losses that may arise from catastrophic events. The Company participates in various facultative, quota share and excess of loss reinsurance agreements to limit its exposure, particularly to catastrophic losses, and to provide additional capacity to write business. In the unlikely event that ceded reinsurers are unable to meet their obligations, the Company would continue to have primary liability to policyholders for losses incurred. Reinsurance recoverable on unpaid claims and the unearned portion of ceded reinsurance premiums are reported as assets, rather than netted against the related liability accounts. The Company is not party to any contracts which do not comply with the risk transfer provisions of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts". The Company recorded $45.2, $113.9 and $28.5 million of reinsurance recoveries as a reduction of its claims and adjustment expenses for the years ended December 31, 1997, 1996 and 1995, respectively. Reinsurance recoverable on paid claims and adjustment expenses was $8.0 million at both December 31, 1997 and 1996.

IRI is a voluntary joint underwriting  association  providing property insurance for the class of business known as Highly Protected Risks - larger manufacturing, processing, and industrial businesses which have invested in protection against loss through the use of sprinklers and other means. Effective December 1, 1996, HSBIIC increased its participation in IRI to 23.5 percent. Prior to the December 1, 1996 increase in participation, HSBIIC's interest in IRI was 14 percent. The 1996 increase resulted in HSBIIC assuming approximately $15.5 million net unearned premium reserves which have not been reflected in written premiums. Likewise in 1995, HSBIIC increased its participation from .5 percent to 14 percent resulting in the assumption of $27.9 million in the net unearned premium reserves which were also not reflected in written premiums. IRI has a fiscal year ending November 30 and provides quarterly reports to member companies of the association. As a result, HSBIIC's increases in participation were initially reflected in the first quarter financial reports for the subsequent year. Effective January 1, 1998 members of IRI sold their membership to ERC. (See note 3).

10. Reconciliation of Liability for Claims and Adjustment Expenses

The following tables provide reconciliations of the beginning and ending reserves for claims and adjustment expenses on both a gross liability and net (of reinsurance) liability basis:

Reconciliation of Gross Liability for Claims and Adjustment Expenses
--------------------------------------------------------------------

                                                            1997         1996         1995
------------------------------------------------------------------------------------------
Gross liability for claims and adjustment expenses
at January 1,                                             $  302.9     $  190.9    $  199.4
Plus:
         Provision for claims and adjustment
           expenses occurring in the current year            263.3        313.3       183.3
         Increase (decrease) in estimated claims and
                  adjustment expenses arising in
                  prior years                                 (0.2)        16.1        12.6
                                                          ---------------------------------
                  Total incurred claims and
                    adjustment expenses                   $  263.1     $  329.4    $  195.9
                                                          ---------------------------------
Less:
         Payment for claims arising in:
                  Current year                                90.6        103.3        65.1
                  Prior years                                198.7        114.1       139.3
                                                          ---------------------------------
                  Total payments                          $  289.3     $  217.4    $  204.4
                                                          ---------------------------------
Gross liability for claims and
         adjustment expenses at December 31,              $  276.7     $  302.9    $  190.9
                                                          ---------------------------------


Reconciliation of Net Liability for Claims and Adjustment Expenses
------------------------------------------------------------------

                                                              1997         1996       1995
----------------------------------------------------------------------------------------------
Net liability for claims and adjustment expenses
at January 1,                                               $  177.8    $  145.5     $  161.3
Plus:
         Provision for claims and adjustment expenses
                  occurring in the current year                209.5       214.2        152.2
         Increase (decrease) in estimated claims and
                  adjustment expenses arising in prior
                  years                                          8.4        (9.8)         2.7
                                                            ----------------------------------
                  Total incurred claims and adjustment
                  expenses                                  $  217.9    $  204.4     $  154.9
                                                            ----------------------------------
Less:
         Payment for claims arising in:
                  Current year                                  82.3        91.4         58.9
                  Prior years                                  122.6        80.7        111.8
                                                            ---------------------------------
                  Total payments                            $  204.9    $  172.1     $  170.7
                                                            ---------------------------------
         Net liability for claims and
                  adjustment expenses at
                  December 31,                              $  190.8    $  177.8     $  145.5
                                                            ---------------------------------
---------------------------------------------------------------------------------------------



1997 and 1996 claims and adjustment expenses incurred have been reduced by subrogation recoveries of approximately $3.3 million and $4.9 million, respectively. Subrogation recoveries applied against 1995 claims and adjustment expenses are immaterial.

A reconciliation of the net liability to the gross liability for claims and adjustment expenses is as follows:

                                                        1997        1996        1995
---------------------------------------------------------------------------------------
Net liability for claims and adjustment expenses
         at December 31,                             $  190.8     $  177.8    $  145.5
Reinsurance recoverable on unpaid claims and
         adjustment expenses                             85.9        125.1        45.4
                                                     ---------------------------------
Gross liability for claims and adjustment expenses
         at December 31,                             $  276.7     $  302.9    $  190.9
                                                     ---------------------------------
--------------------------------------------------------------------------------------



The Company utilizes well-capitalized domestic and international reinsurance companies and syndicates for its reinsurance program and monitors their financial condition on an ongoing basis. For reinsurers that are not accredited in their state of domicile, the Company generally requires collateral for reinsurance recoverable from such carriers. Uncollectible reinsurance recoverables have not had, and are not expected by management to have in the future, a material adverse effect on the consolidated results of operations or financial position of the Company.

The following table displays information concerning the primary participant in the Company's current reinsurance program as of December 31, 1997:

Reinsurer           Ceded Written        Reinsurance Asset    1997 A.M. Best's
                    Premium                                   Rating
--------------------------------------------------------------------------------
General Reinsurance
Corporation          $38.6                     $50.5               A++(Superior)


As of December 31, 1997 no other reinsurance asset of the Company due from any single reinsurer exceeded 3 percent of shareholders' equity. Certain Lloyds' syndicates participate in the excess of loss reinsurance program, primarily in the excess layers. The highest aggregate percentage participation of such syndicates, at 44.6 percent, is in the $50 million excess of $100 million layer. No individual syndicate has more than a 7.7 percent participation in any of the excess layers. The Company's reinsurance asset in the aggregate from all Lloyds' syndicates is less than 2 percent of shareholders' equity at December 31, 1997. Lloyd's has historically participated more heavily in the higher treaty layers, including those years relating to the arbitration and litigation cases discussed below.

HSBIIC is involved in three arbitration or litigation proceedings regarding the extent to which certain explosion events are insured under boiler and machinery policies of HSBIIC or under the all-risk property insurance policies issued by other companies. Management believes HSBIIC's policies do not provide coverage for losses resulting from the explosion events that are the subject of these proceedings.

A lower court ruling in one of these cases held that an explosion did occur, and that HSBIIC was not liable for losses of the insured resulting from the explosion. In a further action, the court denied HSBIIC's motion for summary judgment on certain issues, thus leaving HSBIIC potentially liable for certain unqualified losses resulting from events prior to the explosion. In the first quarter of 1997, HSBIIC and the property insurer jointly settled the case with the insured. HSBIIC's ultimate share of the settlement will be determined in an arbitration proceeding with the property insurer. HSBIIC has incurred gross losses and loss adjustment expenses (LAE) of $40.7 million and a net loss after taking into account reinsurance recoverables of $6.5 million, of which $5 million represents claim costs and the remaining $1.5 million represents LAE. As a result of payments made to date, at December 31, 1997, HSBIIC carried gross loss and LAE reserves of $2.8 million and recoverables from reinsurers of $2.8 million.

HSBIIC has accrued $6.5 million with respect to the other two cases for potential LAE, including legal costs to defend HSBIIC's position. One case is in the process of pre-trial summary judgment motions and appeals; the other case is involved in both arbitration and litigation proceedings. A trial date has not been set for either case. In the event that HSBIIC is held liable for one or both of the remaining claims, amounts in excess of HSBIIC's net maximum aggregate retention of $8.5 million is recoverable from reinsurers. Claim amounts potentially recoverable from reinsurers in the event of a possible adverse outcome in these cases could range, in the aggregate, from $40 million to $195 million.

The obligations of HSBIIC's reinsurers with respect to these cases are not in dispute. Therefore, management believes that any adverse outcomes in these cases will not, in the aggregate, have a material effect on either the results of operations or financial condition of the Company. HSBIIC's reinsurance contracts do not require HSBIIC to reimburse its reinsurers for any losses such reinsurers might incur should these cases not be decided in HSBIIC's favor. Nevertheless, reinsurers often quote rates for future coverages based upon their or other reinsurers' experience on a particular account. Therefore, in the event HSBIIC's reinsurers pay significant sums pursuant to the arbitration or litigation proceedings described above, it is likely HSBIIC's reinsurance rates would increase in future periods. However, given the insured capacity that exists in reinsurance markets worldwide, coupled with HSBIIC's ability to negotiate a redesign or restructuring of its reinsurance program, it does not necessarily mean that such an increase would be material.

The Company is also involved in various other legal proceedings as defendant or co-defendant that have arisen in the normal course of its business. In the judgment of management, after consultation with counsel, it is improbable that any liabilities which may arise from such litigation will have a material adverse impact on the results of operations or the financial position of the Company.

11. Income Taxes

Tax Provision






A reconciliation of income taxes (benefit) at U.S. statutory rates to the income taxes (benefit) as reported is as follows:

                                                   1997                    1996                   1995
-----------------------------------------------------------------------------------------------------------
                                                   % of                    % of                    % of
                                                  Pre-Tax                 Pre-Tax                 Pre-Tax
                                       Amount      Income      Amount     Income       Amount     Income
-----------------------------------------------------------------------------------------------------------
Income from continuing operations
         before income taxes and
         distributions on
         capital securities            $  93.7      100%       $  72.9      100%       $  72.2      100%
-----------------------------------------------------------------------------------------------------------
Tax at statutory rates                 $  32.8       35%       $  25.5       35%       $  25.3       35%
Income taxed at foreign rates              1.0        1            0.5        1            0.2       --
Dividends received deduction              (4.9)      (5)          (4.5)      (6)          (3.9)      (5)
Tax exempt interest                       (0.8)      (1)          (0.6)      (1)          (0.7)      (1)
Tax credits and others                    (3.0)      (3)          (2.6)      (4)          (1.4)      (2)
Total income taxes and effective
tax rate                               $  25.1       27%       $  18.3       25%       $  19.5       27%
                                       ---------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------


Income taxes (benefit) consisted of the following:
                                                 1997        1996       1995
--------------------------------------------------------------------------------
Current provision:
         U.S                                    $  16.8    $  17.3     $  12.3
         Foreign                                    7.0        7.4         8.2
                                                --------------------------------
                  Total current provision          23.8       24.7        20.5
                                                --------------------------------
Deferred provision:
         U.S                                        1.1       (6.0)        0.4
         Foreign                                    0.2       (0.4)       (1.4)
                                                --------------------------------
                  Total deferred provision          1.3       (6.4)       (1.0)
                                                --------------------------------
                  Total income taxes            $  25.1    $  18.3     $  19.5
                                                --------------------------------
--------------------------------------------------------------------------------



Deferred Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's deferred tax liabilities and assets as of December 31, 1997 and 1996 are as follows:

                                                             1997        1996
--------------------------------------------------------------------------------
Deferred tax liabilities:
         Prepaid acquisition costs                         $ (13.2)    $ (11.8)
         Accelerated depreciation                             (0.3)       (2.0)
         Pension asset                                       (13.3)      (11.9)
         Unrealized investment gains                         (35.4)      (28.6)
         Other                                               (12.6)      (12.7)
                                                           ---------------------
                      Total deferred tax liabilities         (74.8)      (67.0)
                                                           ---------------------
Deferred tax assets:
         Benefit plans                                         9.0         9.6
         Capital lease                                         4.4         4.1
         Unearned insurance premiums                          15.0        14.0
         Loss reserve discounting                              5.9         6.5
         Other                                                 9.0         9.1
                                                           ---------------------
                      Total deferred tax assets               43.3        43.3
                                                           ---------------------
                         Net deferred tax liabilities      $ (31.5)    $ (23.7)
                                                           ---------------------
--------------------------------------------------------------------------------



Other Information

Federal income tax returns for the years 1995 and 1994 are currently under examination by the Internal Revenue Service.

12. Capital Structure

HSB's capital structure is as follows:
                                                         1997         1996
---------------------------------------------------------------------------
Short-term borrowings                                  $   42.4    $    3.2
Long-term borrowings *                                 $   25.1    $   25.1
Convertible redeemable preferred stock                     --      $   20.0
Company obligated mandatorily redeemable
         capital securities of subsidiary Trust I
         holding solely junior subordinated
         deferrable interest debenture of the
         Company                                       $  108.9        --
Company obligated mandatorily redeemable
         convertible capital securities of
         subsidiary Trust II holding solely
         junior subordinated deferrable
         interest debenture of the Company             $  300.0        --
Common shareholders' equity                            $  345.3    $  345.6
----------------------------------------------------------------------------
         *Excludes capital lease. (See note 8).

Short-term and Long-term Borrowings

HSBIIC has a commercial paper program with a limit of $75 million. Commercial paper outstanding at December 31, 1997 and 1996 was $42.4 million and $3.2 million, respectively. Commercial paper outstanding at year end 1997 matured on or before January 6, 1998. Long-term debt consists of $25.1 million of senior notes due May 15, 2000 at an interest rate of 6.83 percent. Current market value is estimated to be $25.3 million.

Convertible Redeemable Preferred Stock

On December 30, 1996, HSBIIC exercised its right to exchange 2,000 shares of EIG, Co. preferred stock, which was issued at the time HSBIIC acquired the remaining 50 percent interest in EIG, Co. from Gen Re, for 2,000 shares of HSBIIC's convertible redeemable preferred stock. The stock had no par value, but had voting rights and carried a quarterly dividend of $162.50. The stock was converted on October 30, 1997 into 398,406 shares of HSB common stock at a price of $50.20 per share.

Capital Securities

On July 15, 1997, HSB sold $110 million of 30 year Global Floating Rate Capital Securities (Capital Securities) in a private placement. The securities are generally non-callable for ten years but may be called earlier by HSB upon the occurrence of certain tax events including loss of deductibility of interest on the securities. The securities were issued through HSB Capital I (Trust I), a Delaware business trust created by HSB, at a floating rate tied to 90 day LIBOR. The current coupon is 6.7 percent. Holders of the Capital Securities will be entitled to receive preferential cumulative cash distributions accumulating from the date of original issuance and payable quarterly in arrears. HSB has the right to defer payment of distributions on the securities at any time or from time to time for a period not exceeding 20 consecutive quarterly periods with respect to each deferral period. During an extension period, interest will continue to accrue and the amount of distributions to which holders of the Capital Securities are entitled will accumulate, and HSB will be prohibited from paying any cash dividends on its common stock. HSB has irrevocably and unconditionally guaranteed all of Trust I's obligations under the Capital Securities. The Company has used or may use the proceeds for general corporate purposes, including the repurchase of HSB common stock; funding investments in, or extensions of credit to, subsidiaries; repayment of maturing debt; and financing possible future acquisitions. HSB subsequently filed a registration statement covering securities with terms identical in all material respects and offered to exchange registered securities for the original Capital Securities. The exchange was completed on December 11, 1997.

On December 31, 1997, HSB sold $300 million of 20 year Convertible Capital Securities in a private placement to ERC. The Convertible Capital Securities are callable by the Company at its option (i) at any time after seven years; (ii) upon the occurrence of certain tax events including loss of deductibility of the interest on the securities; (iii) in the event that the Company vetoes a prospective purchaser of the Convertible Capital Securities; or (iv) in the event of a change in control of ERC. The Convertible Capital Securities are mandatorily redeemable on December 31, 2017, and are redeemable at par plus a redemption premium, at the option of ERC, in the event of a change in control of the Company within five years following issuance of the securities.

The Convertible Capital Securities are convertible, in whole or in part, at ERC's option at any time, subject to regulatory approval, into shares of Company common stock at a conversion price of $85, subject to adjustment. The Company has provided certain registration rights to ERC in connection with the common stock into which the Convertible Capital Securities are convertible pursuant to a Registration Rights Agreement dated December 31, 1997. Were ERC to exercise its conversion rights in total, it would hold, on a fully diluted basis, approximately 15.3 percent of the Company's common stock. Pursuant to certain provisions contained in the Purchase Agreement dated December 31, 1997, ERC has agreed to certain "standstill" arrangements, which for a period of five years will preclude ERC from purchasing any common stock of the Company, other than by exercise of its conversion rights, and will limit its ability to take certain other actions with respect to the Company during that period.

The securities were issued through HSB Capital II (Trust II), a Delaware business trust created by HSB at a 7 percent coupon, payable semi-annually. The Convertible Capital Securities rank pari passu with the capital securities issued July 1997. Holders of the Convertible Capital Securities will be entitled to receive preferential cumulative cash distributions accumulating from the date of original issuance and payable semi-annually in arrears. HSB has the right to defer payment of interest at any time or from time to time for a period not exceeding 10 consecutive semi-annual periods with respect to each deferral period. During an extension period, interest will continue to accrue and the amount of distributions to which holders of the Convertible Capital Securities are entitled will accumulate, and HSB will be prohibited from paying any cash dividends on its common stock. HSB has irrevocably and unconditionally guaranteed all of Trust II's obligations under the Convertible Capital Securities.

The estimated fair value of the Capital Securities issued by Trust I and Trust II is equal to their carrying value.

Common Shareholders' Equity

The Connecticut Business Corporation Act, which became effective on January 1, 1997, eliminated the concept of treasury shares. Therefore, shares reacquired by the Company constitute authorized but unissued shares. As a result of this change in law, the Company eliminated the caption Treasury Stock from its balance sheet and reclassified the amounts as reductions to additional paid-in capital and retained earnings. These amounts were $85.9 and $59.5 million as of December 31, 1997 and 1996, respectively. The reclassifications were distributed as follows:

At December 31,                     1997                      1996
--------------------------------------------------------------------
Additional paid in capital         $  2.8                     $  2.0
Retained earnings                    83.1                       57.5
                                   ---------------------------------
         Total                      $85.9                     $ 59.5
                                   ---------------------------------
--------------------------------------------------------------------


Financial Guarantees

HSBIIC had guaranteed 40 percent of Radian's loan outstanding with Dow. The guaranty was terminated on January 2, 1998 in conjunction with the sale of HSBIIC's interest in Radian to Dow.

13. Pension Plans

HSB maintains various types of pension plans covering employees of certain subsidiaries. The plans are non-contributory and benefits are based upon an employee's years of service and final average pay based upon the highest three out of five years. Vesting occurs after five years of service in compliance with the provisions of the Tax Reform Act of 1986. As a result of the plan's investment returns, the Company made no contribution to the plan in 1997, 1996 or 1995. Assets available for plan benefits include approximately $20.9 million of Company stock at December 31, 1997.

The pension expense for the U.S. pension plans was a net credit to earnings for 1997, 1996 and 1995 due to the over funded status of the primary plan. The components of the credit were as follows:

                                     1997        1996        1995
-------------------------------------------------------------------
Service costs                      $   4.1     $   3.6     $   2.9
Interest costs                        10.7        10.2        10.2
Return on assets                     (42.4)      (20.1)      (30.9)
Net amortization and deferral         24.8         4.0        15.3
                                   --------------------------------
         Net pension credit        $  (2.8)    $  (2.3)    $  (2.5)
                                   --------------------------------
-------------------------------------------------------------------


The following table represents a reconciliation of the U.S. plans funded status and the amounts recognized in the Company's Statements of Financial Position at December 31:

                                                              Funded                  Unfunded
-----------------------------------------------------------------------------------------------------
                                                      1997        1996         1997        1996
                                                    -------------------------------------------------
Actuarial present value of benefit obligations
         Vested benefit obligation                  $  109.8     $   99.4     $  22.5     $  20.3
                                                    ----------------------------------------------
         Accumulated benefit obligation             $  110.7     $  100.0     $  23.8     $  20.9
                                                    ----------------------------------------------
         Projected benefit obligation               $  128.1     $  115.7     $  27.9     $  24.3
Assets available for plan benefits (equity
         securities and fixed income
         investments at fair value)                    213.0        178.0         --          --
                                                    ----------------------------------------------
Assets in excess of (less than) projected
         benefit obligation                             84.9         62.3       (27.9)      (24.3)
                                                    ----------------------------------------------
         Unamortized net transition asset
         (obligation)                                    8.4         10.5        (1.9)       (2.2)
         Unrecognized prior service costs               (1.6)        (1.9)       (1.0)       (1.1)
         Unrecognized net gain (loss)                   21.8          3.9        (8.6)       (7.1)
                                                    ----------------------------------------------
Unrecognized net asset (liability)                      28.6         12.5       (11.5)      (10.4)
Additional liability                                     --           --         (6.0)       (4.6)
                                                    ----------------------------------------------
         Net pension asset (liability)              $   56.3     $   49.8     $ (22.4)    $ (18.5)
                                                    ----------------------------------------------
--------------------------------------------------------------------------------------------------

Assumptions used for the primary U.S. plan at years ended were as follows:

                                                 1997      1996     1995
-------------------------------------------------------------------------
Discount rate                                    7.25%     7.5%      7.5%
Long-term rate of return on assets              10.00%     9.5%      9.5%
Rate of increase in future compensation
levels                                           4.50%     4.5%      5.0%
-------------------------------------------------------------------------

14. Postretirement Plans

The Company makes available health care and life insurance benefits for retired employees of the Company and certain subsidiaries.

The Company makes contributions to the plans as claims are incurred. Contributions totaled $1.9, $2.4 and $2.6 million for 1997, 1996 and 1995, respectively. At December 31, 1997, 1996 and 1995 these plans were unfunded. Retirees' contributions to these plans vary, based upon retiree's age, years of service and coverage elected. The Company periodically amends the plan changing the contribution rate of retirees and amounts of coverage.

Components of net periodic postretirement benefit cost were:

For the years ended December 31,                 1997         1996       1995
--------------------------------------------------------------------------------
Service cost                                    $  0.3      $  0.3      $  0.3
Interest cost                                      2.1         2.0         2.3
Amortization of unrecognized obligations           0.1         --          --
         Net periodic postretirement
           benefit cost                         $  2.5      $  2.3      $  2.6
--------------------------------------------------------------------------------


The following table sets forth the amounts recognized in the Consolidated Statements of Financial Position at December 31, in accordance with SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions".

                                                               1997       1996
--------------------------------------------------------------------------------
Accumulated postretirement benefit obligations for:
    Retirees                                                 $  23.5    $  22.0
    Other fully eligible plan participants                       1.5        1.0
    Other active plan participants                               4.9        3.8
                                                             -------------------
       Total accumulated postretirement benefit obligation      29.9       26.8
    Unrecognized net loss                                       (5.5)      (3.0)
                                                             -------------------
       Accrued postretirement benefit liability              $  24.4    $  23.8
                                                             -------------------
--------------------------------------------------------------------------------


The assumptions used to calculate the obligations at December 31, were as follows:

                                                1997        1996
----------------------------------------------------------------
Weighted average discount rate                  7.25%       7.5%
Current year health care cost trend rate        7.00%       8.0%
Ultimate health care cost trend rate            4.50%       4.5%
----------------------------------------------------------------

For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits ranges from 7 percent in 1997 decreasing gradually to 4.5 percent by the year 2001 and remaining level thereafter.

The health care cost trend rate assumption has a significant effect on the amount reported. To illustrate, increasing the assumed health care cost trend rates by 1 percent each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 of $29.9 million by approximately $1.5 million and the aggregate of the service and interest cost for the year ended December 31, 1997 by $0.1 million.

15. Stock Compensation Plans

HSB has a Stock Option Plan under which key employees may be granted restricted stock and stock options.

HSB's Long-Term Incentive Plan grants senior management awards contingent upon achievement of specified performance objectives over a three year period which may be paid out in cash or shares of common stock (which may be restricted shares). The number of shares subject to issuance under this plan cannot exceed 150,000.

HSB's restricted stock is an award of common shares that may not be sold or transferred during the restriction period, usually three years under the stock option plan and five years under the long-term incentive plan, from the date on which the award is granted. During the restriction period, the employee is the registered owner, receives dividends and may vote the restricted shares. Compensation expense is based on the market value of the Company's common stock at the date of grant and is recognized over the period of the restriction. Compensation expense for this benefit was $0.6 million in 1997 and 1996 and $1.1 million in 1995. The unamortized compensation expense related to this plan is included in benefit plans as a component of shareholders' equity. These amounts were $1.2 and $0.7 million in 1997 and 1996, respectively. A summary of grants follow:

                                             1997           1996          1995
--------------------------------------------------------------------------------
Restricted shares awarded                    20,396         13,250        9,350
Weighted-average fair value of shares on
          grant date                       $ 47.89         $ 48.85      $  42.78
--------------------------------------------------------------------------------

A stock option award under HSB's stock option plan allows for the purchase of HSB common stock at no less than the market price on the date of grant. Options granted to date are exercisable no earlier than one year after the grant date and expire no more than ten years from the date of grant.

A summary of the status of HSB's stock options as of December 31, 1997, 1996 and 1995 and changes during the years ended on those dates is presented below:






                                          1997                          1996                             1995
---------------------------------------------------------------------------------------------------------------------------
                                                Weighted-                      Weighted-                       Weighted-
                                Shares           Average       Shares          Average        Shares           Average
                                              Exercise Price                 Exercise Price                  Exercise Price
---------------------------------------------------------------------------------------------------------------------------
Outstanding at
  beginning of year            1,319,650        $   48.67     1,300,000        $   50.86     1,263,550        $   54.42
Granted                          372,500            48.83       394,000            49.81       303,500            42.54
Exercised                       (157,000)           46.68       (24,250)           46.26          --                --
Forfeited                        (50,400)           50.23      (350,100)           58.29      (267,050)           58.39
                               ----------                     ----------                     ----------       ----------
Outstanding at
end of year                    1,484,750            48.86     1,319,650            48.67     1,300,000            50.83
                               ----------                     ----------                     ----------

Options exercisable
at year-end                    1,121,250        $   48.76       949,650        $   48.23     1,003,500        $   53.32

Weighted-average fair
value of options
granted during the year                         $    6.36                      $     7.05                     $    7.42
------------------------------------------------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding as of December 31, 1997:

                       Options Outstanding             Options Exercisable
--------------------------------------------------------------------------------------
                              Weighted-
Range of                       Average           Weighted-                      Weighted-
Exercise       Number         Remaining           Average           Number       Average
Prices         Outstanding    Contractual Life   Exercise Price   Exercisable   Exercise Price
-----------------------------------------------------------------------------------------------
$41 - $45.99    587,000          8.43          $   44.44           226,500     $   42.27
$46 - $50.99    646,500          6.13              48.63           646,500         48.63
$51 - $55.99     98,800          1.55              51.84            95,800         51.79
$56 - $60.99    152,450          3.33              57.06           152,450         57.06
              ---------                                          ---------
              1,484,750                                          1,121,250
              ---------                                          ---------
-----------------------------------------------------------------------------------------------



SFAS No. 123, "Accounting for Stock Based-Compensation" was issued in October 1995 for implementation by year end 1996. SFAS No. 123 allows the use of a fair value based method of accounting for an employee stock option or similar equity instruments or the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" with pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company has elected to continue using the intrinsic value based method. Had the Company elected to recognize compensation cost using the fair value based method, compensation would have been measured at date of grant and recognized over the service period. Pro forma net income and earnings per share would have been reduced as follows for 1997 and 1996:

                                                   1997              1996
------------------------------------------------------------------------------
Net Income                           As Reported   $66.3            $53.4
                                     Pro Forma      64.5             51.4
Earnings per common share - basic    As Reported   $ 3.32           $ 2.65
                                     Pro Forma       3.22             2.55
Earnings per common share - diluted  As Reported   $ 3.29           $ 2.65
                                     Pro Forma       3.20             2.55
------------------------------------------------------------------------------


These pro forma disclosure amounts derived by the use of SFAS No. 123 are not indicative of future amounts. SFAS No. 123 is not applicable to options granted prior to 1995, and additional options may be granted in future years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1997 and 1996, respectively: risk-free interest rates of 6.3 percent in 1997 and 6.1 percent in 1996; dividend yield of 5 percent for both years; expected lives of 6 years; and volatility of 15.8 percent in 1997 and 16.8 percent in 1996.

16. Stock Purchase Rights

On November 28, 1988, the Board of Directors created and authorized 250,000 shares of Series A Junior Participating Preferred Stock at no par value and declared a dividend distribution of one right for each outstanding share of common stock to shareholders of record on December 8, 1988.

The rights will separate from the common stock and become exercisable if a person or group acquires ownership of 20 percent or more of the outstanding common stock of the Company, commences a tender or exchange offer to acquire 20 percent or more of the outstanding shares, or if any person or group has become the beneficial owner of an amount of common stock which the Board determines to be substantial and not in the best interest of the shareholders.

The rights entitle holders to purchase preferred shares at an exercise price of $110 per share. If an acquirer obtains 20 percent or more of the Company's common stock and the Board of Directors determines that such acquisition is not in the best interest of the shareholders, the rights will entitle holders to purchase common shares of the Company at a discount. If the Company is involved in a merger or other transactions in which shares are exchanged, the rights will entitle holders to purchase common shares of the acquirer at a discount.

The rights expire on November 28, 1998 and may be redeemed by the Company for $.01 per right any time until the tenth business day following public announcement that a 20 percent position has been acquired.

17. Consolidated Quarterly Data (unaudited)



                                             First        Second        Third      Fourth
1997                                        Quarter       Quarter      Quarter    Quarter        Year
--------------------------------------------------------------------------------------------------------------
Insurance premiums                        $   122.3    $   117.2    $   121.3    $   130.4    $   491.2
Engineering services                           14.8         15.0         15.5         16.0         61.3
Net investment income                           7.9          8.8          9.1         11.0         36.8
Realized investment gains                       0.5          3.4          2.3          7.9         14.1
                                          --------------------------------------------------------------------
         Total revenues*                  $   145.5    $   144.4    $   148.2    $   165.3    $   603.4
                                          --------------------------------------------------------------------
Income from continuing
  operations before income taxes
  and distributions on capital
  securities                              $    21.3    $    22.1    $    21.5    $    28.8    $    93.7
Income taxes                                    5.5          5.7          5.3          8.6         25.1

Distributions on capital
  securities of subsidiary trust,
  net of income tax                            --           --            1.0          1.3          2.3
                                          --------------------------------------------------------------------

Income from continuing
  operations                              $    15.8    $    16.4    $    15.2    $    18.9    $    66.3
Discontinued operations:
         Income from
           operations of
           Radian International LLC,
           net of income tax                   --           --           --           --           --
                                          --------------------------------------------------------------------
Net income                                $    15.8    $    16.4    $    15.2    $    18.9    $    66.3
                                          --------------------------------------------------------------------
Earnings per common share - basic:
         Income from
           continuing operations          $     0.78   $     0.81   $     0.77   $     0.96   $     3.32

         Discontinued operations               --           --           --           --           --
                                          --------------------------------------------------------------------
         Net income                       $     0.78   $     0.81   $     0.77   $     0.96   $     3.32
                                          --------------------------------------------------------------------

Earnings per common share - diluted:
         Income from
           continuing operations          $     0.78   $     0.80   $     0.76   $     0.95   $     3.29
         Discontinued operations               --           --           --           --           --
                                          --------------------------------------------------------------------
         Net income                       $     0.78   $     0.80   $     0.76   $     0.95   $     3.29
                                          --------------------------------------------------------------------

Dividends declared per
  common share                            $     0.57   $     0.57   $     0.60   $     0.60   $     2.34
                                          --------------------------------------------------------------------

Common stock price ranges:
         High                                 47 5/8         53 7/8      56 11/16     55 3/4       56 11/16
         Low                                  44 5/8         44          52 7/16      49 13/16     44
         Close                                44 3/4         53 3/8      55 11/16     55 3/16      55  3/16
Shareholders at December 31,                                                                       5,221
--------------------------------------------------------------------------------------------------------------



                                             First        Second       Third       Fourth
1996                                         Quarter      Quarter     Quarter      Quarter           Year
----------------------------------------------------------------------------------------------------------
Insurance premiums                        $   108.4    $   112.9    $   113.8     $   113.5     $   448.6
Engineering services                           12.7         14.1         14.0          15.0          55.8
Net investment income                           8.0          7.9          7.6           8.8          32.3
Realized investment gains                       0.9          5.1          2.5           3.6          12.1
                                          ----------------------------------------------------------------
         Total revenues*                  $   130.0    $   140.0    $   137.9     $   140.9     $   548.8
                                          ----------------------------------------------------------------
Income from continuing
  operations before income
  taxes and distributions
  on capital securities                   $    19.2    $    15.3    $    15.4     $    23.0     $    72.9
Income taxes                                    4.9          3.3          3.5           6.6          18.3
Distributions on capital
  securities of subsidiary trust,
  net of income tax                            --           --           --            --            --
Income from continuing                    ----------------------------------------------------------------
operations                                $    14.3    $    12.0    $    11.9     $    16.4     $    54.6
Discontinued operations:
         Income from
           operations of Radian
           International LLC,
           net of income tax                    2.7          1.4         (0.3)         (5.0)         (1.2)
                                          ----------------------------------------------------------------
Net income                                $    17.0    $    13.4    $    11.6     $    11.4     $    53.4
                                          ----------------------------------------------------------------
         Income from
           continuing operations          $     0.71   $     0.59   $     0.59    $     0.82    $     2.71
         Discontinued operations                0.13         0.07        (0.01)        (0.25)        (0.06)
                                          ----------------------------------------------------------------
         Net income                       $     0.84   $     0.66   $     0.58    $     0.57    $     2.65
                                          ----------------------------------------------------------------
Earnings per common share - diluted:
         Income from
           continuing operations          $     0.71   $     0.59   $     0.59    $     0.82    $     2.71
         Discontinued operations                0.13         0.07        (0.01)        (0.25)        (0.06)
                                          ----------------------------------------------------------------
         Net income                       $     0.84   $     0.66   $     0.58    $     0.57    $     2.65
                                          ----------------------------------------------------------------
Dividends declared per
common share                              $     0.57   $     0.57   $     0.57    $     0.57    $     2.28
                                          ----------------------------------------------------------------
Common stock price ranges:
         High                                52 1/2          50 3/4       49          47 1/8       52 1/2
         Low                                 48              46           43 1/4      42 3/4       42 3/4
         Close                               50 5/8          49 1/8       44 3/4      46 3/8       46 3/8
Shareholders at December 31,                                                                        5,644
----------------------------------------------------------------------------------------------------------

*Total revenues exclude revenues for investments accounted for on the equity method.



                                                                     Schedule I
                                                                   HSB Group, Inc.
                                         Summary of Investments - Other Than Investments in Related Parties
                                                                    (in millions)

                            Column A                     Column B    Column C       Column D    Column E     Column F     Column G
-------------------------------------------------------- -----------------------   ----------- ------------ -----------   ---------
                                                                   1997                                         1996
                                                         ------------------------------------- ------------------------------------
                                                                                    Amount                                  Amount
                                                                                    Shown                                   Shown
                                                                                    In The                                  In The
                                                                        Market      Balance                      Market     Balance
Type of Investment                                           Cost        Value      Sheet        Cost           Value       Sheet
-------------------------------------------------------- ---------------------------------------------------  ------------  -------
Fixed Maturities:
   Bonds:
      U.S. Government and Government Agencies
         and Authorities                                     $0.0        $0.0        $0.0         $0.0           $0.0      $0.0
      States, Municipalities and Political
         Subdivisions                                        37.6        39.7        39.7         39.4           40.7      40.7
      Foreign Governments                                    33.1        33.5        33.5         30.1           30.5      30.5
      Public Utilities                                       $0.0        $0.0        $0.0         $0.0           $0.0      $0.0
      Convertibles and Bonds with Warrants Attached           0.0         0.0         0.0          0.0            0.0       0.0
      All Other Bonds                                        28.1        28.7        28.7         51.1           51.9      51.9
      Certificates of Deposit                                $0.0        $0.0        $0.0         $0.0           $0.0      $0.0
      Mortgage Receivable                                    11.1        11.1        11.1         11.1           11.1      11.1
   Redeemable Preferred Stocks                              131.2       135.4       135.4         99.6          101.6     101.6
                                                       ---------------------------------     ---------------------------------
         Total Fixed Maturities                            $241.1      $248.4      $248.4       $231.3         $235.8    $235.8

Equity Securities:
   Common Stocks:
      Public Utilities                                       16.3        19.8        19.8         15.3           16.6      16.6
      Banks and Insurance                                    13.4        23.5        23.5         12.0           20.0      20.0
      Industrial and Other                                   67.8       135.7       135.7         68.4          131.7     131.7
   Non-Redeemable Preferred Stocks                          133.8       144.8       144.8         87.2           94.4      94.4
                                                       ---------------------------------     ---------------------------------
         Total Equity Securities                           $231.3      $323.8      $323.8       $182.9         $262.7    $262.7

Short-term Investments and Cash:                           $424.5      $424.5      $424.5       $102.4         $102.4    $102.4

                                                       ---------------------------------     ---------------------------------

         Total Investments                                 $896.9      $996.7      $996.7       $516.6         $600.9    $600.9
                                                       =================================     =================================


                    HSB GROUP, INC. (Registrant)

       SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF HSB GROUP, INC. CONDENSED STATEMENT OF INCOME INFORMATION

       For the period from June 23, 1997 through December 31, 1997
       (In millions)



                                                  1997
                                               ------------

Revenues:
Net investment income                              $ 1.5

Expenses:
Interest expense                                     0.1
                                               ------------

Income before income taxes and                       1.4
distributions on capital securities

Income taxes                                         0.5

Distributions on capital securities of
subsidiary trusts, net of income taxes
of $1.2                                              2.3
                                                ------------

Net Loss - Parent only                              (1.4)

Equity in net income of subsidiaries                35.4
                                               ------------
Consolidated net income                           $ 34.0
                                               ============

                      HSB GROUP, INC. (Registrant)

          SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF HSB GROUP, INC.
                       BALANCE SHEET INFORMATION
                            December 31, 1997
                              (In millions)


                                                                 1997
                                                            ---------------

Assets
Cash                                                                   $ 0.7
Short-term investments, at cost                                         60.5
Investment in subsidiaries                                             657.0
Fixed maturities                                                        11.8
Equity securities, at fair value                                        27.2
Other assets                                                            23.9
                                                            ---------------

     Total assets                                                    $ 781.1
                                                            ===============
Liabilities
Dividends payable                                                     $ 11.8
Other liabilities                                                       15.1
                                                            ---------------

     Total liabilities                                                  26.9
                                                            ---------------

Company obligated mandatorily redeemable capital                       108.9
securities of subsidiary Trust I holding solely junior subordinated deferrable interest debentures of the Company, net of unamortized discount of $1.1

Company obligated mandatorily redeemable convertible                   300.0
capital securities of subsidiary Trust II holding solely junior subordinated deferrable interest debentures of the Company.

Shareholders' Equity
Common stock                                                            10.0
Paid in capital                                                         31.6
Unrealized investment gains, net of tax                                 59.8
Retained earnings                                                      248.8
Benefit plans                                                           (4.9)
                                                            ---------------

     Total shareholders' equity                                        345.3
                                                            ---------------

     Total liabilities and shareholders' equity                      $ 781.1
                                                            ===============

                    HSB GROUP, INC. (Registrant)

        SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF HSB GROUP, INC.
                  CONDENSED STATEMENT OF CASH FLOWS INFORMATION
           For the period from June 23, 1997 through December 31, 1997
                                  (In millions)

                                                                      1997
                                                                -------------

Operating Activities:
      Net income                                                      $ 34.0
      Undistributed earnings of subsidiary                             (21.2)
      Increase in other assets                                         (26.2)
      Increase in other liabilities                                     14.3

                                                                -------------
      Cash provided by operating activities                              0.9
                                                                -------------

Investing Activities:
      Purchase of short-term investments, net                          (60.5)
      Purchase of fixed maturities                                     (11.8)
      Purchase of equity securities                                    (27.0)
      Contribution to subsidiaries                                    (279.5)

                                                                -------------
      Cash used in investing activities                               (378.8)
                                                                -------------

Financing Activities:
      Dividends paid to shareholders                                   (11.9)
      Net proceeds from issuance of company obligated                  408.9
         manditorily redeemable capital securities
      Options Exercised                                                  5.5
      Reacquisition of Stock                                           (36.5)
      Other                                                             12.6

                                                                -------------
      Cash provided by financing activities                            378.6
                                                                -------------

Change in cash                                                           0.7

Cash at beginning of period                                              -

Cash at end of period                                                  $ 0.7
                                                                =============

                                   Schedule IV
                                 HSB Group, Inc.
                                   Reinsurance
                                  (in millions)



Column A           Column B   Column C     Column D    Column E  Column F
Insurance          Gross      Ceded to     Assumed     Net       Percentage of
Premiums           Amount     Other        From Other  Amount    Amount
                              Companies    Companies             Assumed to Net
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

1997
Property and
Liability
Insurance          $370.1        $118.1      $239.2     $491.2        48.7%


1996
Property and
Liability
Insurance          $343.4        $107.9      $213.1     $448.6        47.5%


1995
Property and
Liability
Insurance          $279.7         $65.9      $175.3     $389.1        45.1%

                                                      SCHEDULE V
                                                    HSB Group, Inc.
                                          Valuation and Qualifying Accounts

                                                     (in millions)


Column A                           Column B      Column C     Column D       Column E       Column F
---------------------------------- --------      --------     --------       ---------     ---------

Description                        Balance at    Charged to   Charged to                    Balance
                                   Beginning of  Costs and    Other          Deductions     At End of
                                   Period        Expenses     Accounts       Describe (a)   Period

-----------------------------------------------------------------------------------------------------

                              1997
Reserve for Accounts Receivable      $3.0          $0.9         $0.0          $0.3           $3.6

                              1996
Reserve for Accounts Receivable      $3.3          $1.4         $0.0          $1.7           $3.0

                              1995
Reserve for Accounts Receivable      $3.0          $2.3         $0.0          $2.0           $3.3


(a) Engineering Services and Insurance Premium Receivables written off as uncollectible.


                                                                         Schedule VI
                                                                         HSB Group, Inc.
                                            Supplemental Information Concerning Property-Casualty Insurance Operations


                                                            For Years Ended December 31, 1997, 1996, 1995


  Column A    Column B     Column C    Column D      Column E  Column F  Column G      Column H    Column I  Column J    Column K
------------ -----------   ---------   ----------    --------  --------  ---------     ---------   --------  --------    ---------

Affiliation   Prepaid      Reserves    Discount, if  Unearned  Earned   Net investment Claims and  Amortiza- Paid claims   Premiums
with          Acquisition  for unpaid  any deducted  Premium   Premium  income         Claim       tion of   and claim     written
Registrant    Costs        claims and  in Column C                                     Adjustment  prepaid   adjustment
(Consolidated              claim                                                       Expenses    policy    expenses
property-                  adjustment                                                  incurred    acquisi-
casualty                   expenses                                                    related to  tion costs
entities)
                                                                                     Current Prior
                                                                                     Year    Years

  1997          45.5         276.7        --          290.3     491.2      36.8      209.5    8.4     90.7      204.9        498.5


  1996          40.6         302.9        --          270.6     448.6      32.3      214.2   -9.8     86.0      172.1        454.4


  1995          34.1         190.9        --          216.2     389.1      28.9      152.2    2.7     78.1      170.7        408.3



Item 9.  Changes in and Disagreements with Accountants on
         ------------------------------------------------
         Accounting and Financial Disclosure.
         ------------------------------------

     None.





                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
          ---------------------------------------------------

     "Nominees for Election to the Board of Directors for Three-Year Term Expiring in 2001" and "Members of the Board of Directors Continuing in Office" on pages 2-4 of the Company's Proxy Statement dated March 6, 1998 are incorporated herein by reference. Also see pages 23 - 24 herein.

Item 11.  Executive Compensation.
          ----------------------
     "Meetings and Remuneration of the Directors" on pages 5-6, "Human Resources Committee Report on Executive Compensation" on pages 8-11, "Summary Compensation Table" on page 12, "Stock Option and Long-Term Incentive Plan Tables" on pages 13-14, "Retirement Plans" on pages 14-15, "Employment Arrangements" on pages 15-16, "Compensation Committee Interlocks and Insider Participation" on page 16, and "Performance Graphs" on page 17 of the Company's Proxy Statement dated March 6, 1998 are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

     "Security Ownership of Certain Beneficial Owners and Management" on page 6-8 of the Company's Proxy Statement dated March 6, 1998 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.
          -----------------------------------------------
     "Compensation Committee Interlocks and Insider Participation" on page 16 of the Company's Proxy Statement dated March 6, 1998 is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
          -----------------------------------------------------------------

     (a) The financial statements and schedules listed in the Index to Financial Statements and Financial Statement Schedules on page 40 herein are filed as part of this report.

     (b) Reports on Form 8-K -

          (i) Form 8-K dated January 12, 1998 to report sale of interest in Industrial risk Insurers and $300 million of convertible capital securities to Employers Reinsurance Corporation; and
          (ii) Form 8-K dated January 28, 1998 to report Fourth Quarter 1997 Results of Registrant.

     (c) The exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

                              SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HSB GROUP, INC.
(Registrant)


By:  /s/ Gordon W. Kreh
      Gordon W. Kreh
      President and Chief
      Executive Officer
      March 30, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       (Signature)                                  (Title)

By:/s/  Gordon W. Kreh
    Gordon W. Kreh                      President, Chief Executive Officer
    March 30, 1998                      Director

  /s/ Saul L. Basch                     Senior Vice President, Treasurer
    Saul L. Basch                       and Chief Financial Officer
    March 30, 1998                      (Principal Financial Officer and
                                        Principal Accounting Officer)

  /s/ Robert C. Walker
      Robert C. Walker                  Senior Vice President and General
      March 30, 1998                    Counsel

(Joel B Alvord)*                        Director


(Colin G. Campbell)*                    Director


(Richard G. Dooley)*                    Director


(William B. Ellis)*                     Director


(E. James Ferland)*                     Director

(Simon W. Leathes)*                     Director


(Lois Dickson Rice)*                    Director


(John M. Washburn, Jr.)*                Director


(Wilson Wilde)*                         Director



*By: /s/ Robert C. Walker
     Robert C. Walker
     (Attorney-in-Fact)
     March 30, 1998

                       INDEX TO EXHIBITS

Exhibit
Number      Description

(3)(i)         Certificate of Incorporation of HSB Group, Inc.

(3)(ii)        By-laws of  HSB Group, Inc.

**(4)(i) Rights Agreement dated November 28, 1988 between The Hartford Steam Boiler Inspection and Insurance Company ("HSBIIC") and The First National Bank of Boston, as Rights Agent; assumed by Registrant; incorporated by reference to Exhibit 4(i) to HSBIIC's Form 10-K for the year ended December 31, 1995, File No. 001-10527.

**(4)(ii)      Documents related to HSB Capital I:

               (a) Indenture of Registrant relating to the Junior Subordinated Debentures, incorporated by reference to Exhibit 4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No.
               001-13135.

               (b) First Supplemental Indenture of Registrant, incorporated by reference to Exhibit 4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 001-13135.

               (c) Form of Certificate of Exchange Junior Subordinated Debentures, incorporated by reference to Exhibit 4.3 to Registrant's and HSB Capital I's Registration Statement on Form S-4 filed with the Commission on October 10, 1997, Registration No. 333-37581.

               (d) Certificate of Trust of HSB Capital I, incorporated by reference to Exhibit 4.4 to Registrant's and HSB Capital I's Registration Statement on Form S-4 filed with the Commission on October 10, 1997, Registration No. 333-37581.

               (e) Amended and Restated Trust Agreement of HSB Capital I, incorporated by reference to Exhibit 4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 001-13135.

               (f) Form of Exchange Capital Security Certificate for HSB Capital I, incorporated by reference to Exhibit 4.6 to Registrant's and HSB Capital I's Registration Statement on Form S-4 filed with the Commission on October 10, 1997, Registration No. 333-37581.

               (g) Form of Exchange Guarantee of Registrant relating to the Exchange Capital Securities, incorporated by reference to Exhibit
               4.7 to Registrant's and HSB Capital I's Registration Statement on Form S-4 filed with the Commission on October 10, 1997, Registration No. 333-37581.

               Documents related to HSB Capital II:

               (a) Purchase Agreement as of December 31, 1997 among Employers Reinsurance Corporation, ERC Life Reinsurance Corporation and Registrant, incorporated by reference to Registrant's

                    Current Report on Form 8-K. File No. 001-13135, filed January 12, 1998 (the "January 12, 1998 8-K).

               (b) Indenture of Registrant relating to the 7.0% Convertible Subordinated Deferrable Interest Debentures Due December 31, 2017, incorporated by reference to the January 12, 1998 8-K.

               (c)  Form  of  Certificate  of  7.0%   Convertible   Subordinated
                    Deferrable   Interest  Debentures  due  December  31,  2017,
                    incorporated by reference to the January 12, 1998 8-K.

               (d) Certificate of Trust of HSB Capital II, incorporated by reference to the January 12, 1998 8-K.

               (e) Trust Agreement dated as of December 31, 1997 among Registrant, The First National Bank of Chicago, First Chicago Delaware Inc. and The Administrative Trustees named therein, incorporated by reference to the January 12, 1998 8-K.

               (f) Form of Capital Securities Certificate of HSB Capital II, incorporated by reference to the January 12, 1998 8-K.

               (g) Guarantee Agreement between Registrant and The First National Bank of Chicago dated as of December 31, 1997 relating to HSB Capital II, incorporated by reference to the January 12, 1998 8-K.

               (h) Registration Rights Agreement dated as of December 31, 1997 among Employers Reinsurance Corporation, ERC Life Reinsurance Corporation and Registrant, incorporated by reference to the January 12, 1998 8-K.

**(10)(i)           Lease Agreement between HSBIIC and One State Street Limited
                    Partnership; incorporated by reference to Exhibit (10)(i) to HSBIIC's Form 10. File No. 0-13300, filed March 18, 1985.

(10)(iii)    **(a)  Employment  Agreement dated February 3, 1997 between  HSBIIC and various executive officers, assumed by Registrant; incorporated by reference to HSBIIC's Form 10-K for the year ended December 31, 1996, filed with the Commission on March 31, 1997, File No. 001-10527 (the "1996 10-K").*

             **(b) The Hartford Steam Boiler Inspection and Insurance Company Long-Term Incentive Plan, as amended and restated December 23, 1996, assumed by Registrant; incorporated by reference to the 1996 10-K.*

             **(c) The Hartford Steam Boiler Inspection and Insurance Company Short-Term Incentive Plan, as amended and restated December 23, 1996, assumed by Registrant; incorporated by reference to the 1996 10-K.*

             **(d) The Hartford Steam Boiler Inspection and Insurance Company 1985 Stock Option Plan, as amended and restated December 23, 1996, assumed by Registrant, incorporated by reference to the 1996 10-K. *

             **(e) The Hartford Steam Boiler Inspection and Insurance Company 1995 Stock Option Plan, as amended and restated effective December 23, 1996, assumed by Registrant, incorporated by reference to the 1996 10-K. *

             **(f) Pre-Retirement Death Benefit and Supplemental Pension Agreement between HSBIIC and various executive officers, as amended and restated effective March 14, 1997, assumed by Registrant, incorporated by reference to the 1996 10-K. *

             **(g) Pre-Retirement Death Benefit and Supplemental Pension Agreement between HSBIIC and William A. Kerr, dated March 14, 1997, assumed by Registrant, incorporated by reference to the 1996 10-K. *

             **(h) Pre-Retirement Death Benefit and Supplemental Pension Agreement between HSBIIC and Robert C. Walker, dated March 14, 1997, assumed by Registrant, incorporated by reference to the 1996 10-K.*

             **(i) The Hartford Steam Boiler Inspection and Insurance Company Directors Stock and Deferred Compensation Plan, assumed by Registrant, incorporated by reference to the 1996 10-K.*

             **(j) Description of certain arrangements not set forth in any formal documents, as described on pages 5 - 6 , with respect to directors' compensation, and on pages 8 -16, with respect to executive officer's compensation, which pages are incorporated by reference to Registrant's Proxy Statement dated and filed March 6, 1998. *

(21)           Subsidiaries of the Registrant.

(23)           Consent of experts and counsel - consent of Coopers & Lybrand.

(24)           Power of attorney.

(27)           Financial Data Schedule.



* Management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

** Previously filed.