Form 10-K405/A
period 1997-12-31
HSB GROUP INC
filed 1998-05-13
CIK 1034588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                          Amendment No. 1 to Form 10-K

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

Adoption of Statement of Financial Accounting Standards No. 128, "Earnings per share", for the fiscal year ended December 31, 1997 resulted in a change in accounting principle which, under Regulation S-K, Item 601 (c)(2)(iii), requires restatement of previously filed financial data schedules. Accordingly, this Amendment No. 1 to Form 10-K is being filed to include restated financial data schedules for the latest three fiscal years and interim year to date periods for the latest two fiscal years.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) The financial statements and schedules listed in the Index to Financial Statements and Financial Statement Schedules on page 40 of the Form 10-K for the year ended December 31, 1997 filed March 31, 1998 were filed as part of that report.

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

HSB GROUP, INC.
       (Registrant)


By:  /s/ Gordon W. Kreh
     ------------------
      Gordon W. Kreh
      President and Chief
      Executive Officer
      May 8, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       (Signature)                                (Title)

By:/s/  Gordon W. Kreh
   -------------------
    Gordon W. Kreh                    President, Chief Executive Officer
    May 8, 1998                              and Director


  /s/ Saul L. Basch
-------------------                    Senior Vice President, Treasurer
    Saul L. Basch                           and Chief Financial Officer
    May 8, 1998                     (Principal Financial Officer and
                                           Principal Accounting Officer)

  /s/ Robert C. Walker
----------------------
      Robert C. Walker               Senior Vice President and General Counsel
      May 8, 1998

(Joel B Alvord)*                                 Director


(Colin G. Campbell)*                             Director


(Richard G. Dooley)*                             Director


(William B. Ellis)*                              Director


(E. James Ferland)*                              Director


(Simon W. Leathes)*                              Director


(Lois Dickson Rice)*                             Director


(John M. Washburn, Jr.)*                         Director


(Wilson Wilde)*                                  Director


*By:  /s/ Robert C. Walker
      --------------------
     Robert C. Walker
     (Attorney-in-Fact)
     May 8, 1998



                                INDEX TO EXHIBITS

Exhibit
Number      Description

***(3)(i)       Certificate of Incorporation of HSB Group, Inc.

***(3)(ii)      By-laws of  HSB Group, Inc.

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

**(10)(i) (a)  Lease  Agreement  between  HSBIIC  and One State  Street  Limited
               Partnership; incorporated by reference to Exhibit (10)(i) to HSBIIC's Form 10. File No. 0-13300, filed March 18, 1985.

**(10)(iii)    (a) Employment  Agreement dated February 3, 1997 between HSBIIC
               and   various   executive   officers,   assumed  by   Registrant;
               incorporated by reference to HSBIIC's Form 10-K for the year ended December 31, 1996, filed with the Commission on March 31,
               1997, File No. 001-10527 (the "1996 10-K").*

               (b) The Hartford Steam Boiler Inspection and Insurance Company Long-Term Incentive Plan, as amended and restated December 23, 1996, assumed by Registrant; incorporated by reference to the 1996 10-K.*

               (c) The Hartford Steam Boiler Inspection and Insurance Company Short-Term Incentive Plan, as amended and restated December 23, 1996, assumed by Registrant; incorporated by reference to the 1996 10-K.*

               (d)The Hartford Steam Boiler Inspection and Insurance Company 1985 Stock Option Plan, as amended and restated December 23, 1996, assumed by Registrant, incorporated by reference to the 1996 10-K. *

               (e) The Hartford Steam Boiler Inspection and Insurance Company 1995 Stock Option Plan, as amended and restated effective
               December  23,  1996,  assumed  by  Registrant,   incorporated  by
               reference to the 1996 10-K. *

               (f) Pre-Retirement Death Benefit and Supplemental Pension Agreement between HSBIIC and various executive officers, as amended and restated effective March 14, 1997, assumed by Registrant, incorporated by reference to the 1996 10-K. *

               (g) Pre-Retirement Death Benefit and Supplemental Pension Agreement between HSBIIC and William A. Kerr, dated March 14, 1997, assumed by Registrant, incorporated by reference to the 1996 10-K. *

               (h) Pre-Retirement Death Benefit and Supplemental Pension Agreement between HSBIIC and Robert C. Walker, dated March 14, 1997, assumed by Registrant, incorporated by reference to the 1996 10-K.*

               (i) The Hartford Steam Boiler Inspection and Insurance Company Directors Stock and Deferred Compensation Plan, assumed by Registrant, incorporated by reference to the 1996 10-K.*

               (j) Description of certain arrangements not set forth in any formal documents, as described on pages 5 - 6, with respect to directors' compensation, and on pages 8 -16, with respect to executive officer's compensation, which pages are incorporated by reference to Registrant's Proxy Statement dated and filed March 6, 1998. *

***(21)        Subsidiaries of the Registrant.

***(23)        Consent of experts and counsel - consent of Coopers & Lybrand.

(24)           Power of attorney.

(27)           Financial Data Schedule.
 27.1          Restated Financial Data Schedule
 27.2          Restated Financial Data Schedule
 27.3          Restated Financial Data Schedule
 27.4          Restated Financial Data Schedule
 27.5          Restated Financial Data Schedule
 27.6          Restated Financial Data Schedule
 27.7          Restated Financial Data Schedule
 27.8          Restated Financial Data Schedule
 27.9          Restated Financial Data Schedule

* Management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

**   Previously filed.

*** Filed with the Form 10-K for the year ended December 31, 1997 filed on March 31, 1998.