Form 10-Q
period 1998-03-31
HSB GROUP INC
filed 1998-05-15
CIK 1034588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

/x/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

                                 Not applicable
              (Former name, former address and former fiscal year,
                        if changed since the last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's common stock without par value, as of March 31, 1998: 19,417,647

                                HSB GROUP, INC.

                                     INDEX

PART I   FINANCIAL INFORMATION                                  PAGE

       Consolidated Statements of Operations for the
       Quarters Ended March 31, 1998 and 1997 (unaudited)........3

       Statement of Comprehensive Income for the Quarters
       Ended March 31, 1998 and 1997 (unaudited).................4

       Consolidated Statements of Financial Position as
       of March 31, 1998 (unaudited) and December 31, 1997 ......5

       Consolidated Statements of Cash Flows for the
       Three Months Ended March 31, 1998 and 1997 (unaudited) ...6

       Notes to Consolidated Financial Statements (unaudited)....7

       Management's Discussion and Analysis of
       Consolidated Financial Condition and Results
       of Operations.............................................11

PART II  OTHER INFORMATION

       Item 1 - Legal Proceedings................................18
       Item 6 - Exhibits and Reports on Form 8-K.................20

SIGNATURES.......................................................21

                              HSB GROUP, INC.
                      Consolidated Statements of Operations
                      (in millions, except per share data)

                                  (Unaudited)


                                                            Quarter
                                                         Ended March 31

                                                    1998           1997
                                                  ----------   ----------
  Revenues:
    Insurance premiums                             $ 101.5      $ 122.3
    Engineering services                              17.6         14.7
    Net investment income                             15.2          8.0
    Realized investment gains                          3.2          0.5
                                                   ----------   ----------
     Total revenues                                  137.5        145.5
                                                   ----------   ----------
  Expenses:
    Claims and adjustment                             44.6         51.5
    Policy acquisition                                12.6         23.5
    Underwriting and inspection                       33.5         35.3
    Net engineering services                          16.1         13.6
    Interest                                           0.1          0.2
                                                   ----------   ----------
      Total expenses                                 106.9        124.1
                                                   ----------   ----------

Income from continuing operations before
   income taxes and distributions on capital
   securities                                      $  30.6      $  21.4

Gain on sale of IRI                                   39.0           -

Income taxes (benefit):
   Current                                            27.6          6.5
   Deferred                                           (5.1)        (1.0)
                                                   ----------   ----------
     Total income taxes                            $  22.5      $   5.5


Distribution on capital securities of
   subsidiary trusts, net of  income
   tax benefits of $2.5 and $ --.                      4.5           -

                                                   ----------   ----------
Income from continuing operations                  $  42.6      $  15.9

Discontinued operations:
   Loss from operations, net of
   income tax benefits of                             (6.6)          -
   $3.2 and $--.

   Gain on disposal, net of income
   taxes of $23.7 and $--.                            36.9           -
                                                   ----------   ----------
     Total discontinued operations                 $  30.3      $    -
                                                   ----------   ----------

     Net income                                    $  72.9      $  15.9

                                                   ==========   ==========

Per share data assuming stock split:

Net income per common share - basic:

    Income from continuing operations              $   1.45      $  0.52
    Net income                                     $   2.49      $  0.52

Net income per common share - assuming dilution

    Income from continuing operations              $   1.31      $  0.52
    Net income                                     $   2.17      $  0.52

Dividends declared per common share                $   0.40      $  0.38

Average common shares outstanding and common
   stock equivalents                                  35.2         30.7


See Notes to Consolidated Financial Statements.

                                 HSB GROUP, INC.
                        Statement of Comprehensive Income
                                  (in millions)
                                   (Unaudited)




                                                      Quarter Ended
                                                           March
                                                 1998              1997
                                             -----------        ----------
Net income                                   $   72.9             $   15.9
Other comprehensive income, net of tax:

   Unrealized gains on securities:
      Unrealized holding gains arising
        during the period (net of taxes
        of  9.6; 1.7)                            17.2                  1.9
      Add: reclassification adjustment
        for losses included in net income         0.2                  0.2
                                             -----------        ----------
                                                 17.4                  2.1
   Foreign currency translation adjustments       0.3                 (0.3)
                                             -----------        ----------
Other comprehensive income                       17.7                  1.8

Comprehensive income                          $  90.6             $   17.7
                                            ============        ==========


See Notes to Consolidated Financial Statements.

                                    HSB GROUP, INC.
                     Consolidated Statements of Financial Position
                          (in millions, except per share data)


                                                  March 31,       December 31,
                                                    1998             1997
                                                 (Unaudited)
                                                --------------    -----------
Assets:
    Cash                                       $     20.4         $   45.3
    Short-term investments, at cost                 147.3            379.2
    Fixed maturities, at fair value
      (cost -$534.6; $241.1)                        538.5            248.4
    Equity securities, at fair value
      (cost - $318.2;  $231.3 )                     441.1            323.8
                                                  -----------     -----------
      Total cash and invested assets               1147.3            996.7

    Reinsurance assets                              307.1            124.5
    Insurance premiums receivable                   192.7            138
    Engineering services receivable                  14.4             12.2
    Fixed assets                                     37.5             36.4
    Prepaid acquisition costs                        55.5             45.5
    Capital lease                                    15.1             15.3
    Investment in Radian                               -              83.4
    Other assets                                    101.9             88.2
                                                 -----------       ----------
        Total assets                           $   1871.5         $ 1540.2
                                                 ===========       ==========

Liabilities:
    Unearned insurance premiums                $    467.6         $  290.3
    Claims and adjustment expenses                  296.7            276.7
    Short-term borrowings                             0.9             42.4
    Long-term borrowings                             25.1             25.1
    Capital lease                                    27.9             27.9
    Deferred income taxes                            36.1             31.5
    Accrued dividends and distributions
       on capital securities                         17.6             13.3
    Other liabilities                               179.4             78.8
                                                 -----------       ----------
        Total liabilities                          1051.3            786.0
                                                 -----------       ----------

Convertible redeemable preferred
    stock- Series B (stated and
    redemption value; shares authorized,
    zero issued and outstanding)                      0.0              0.0

Company obligated mandatorily  redeemable
    capital securities of subsidiary Trust
    I holding solely junior  subordinated
    deferrable interest debentures of the
    Company, net of unamortized discount of
    $1.1 and $1.1 million, respectively             108.9            108.9

Company  obligated  mandatorily  redeemable
    convertible  capital  securities of
    subsidiary Trust II holding solely junior
    subordinated deferrable interest debentures
    of the Company                                  300.0            300.0




Shareholders' equity:
    Common stock (stated value; shares
    authorized 50.0; shares issued 21.3;
    shares outstanding 19.4; 19.6)                   10.0             10.0
    Additional paid-in capital                       32.2             31.6
    Unrealized investment gains, net of tax          77.5             59.8
    Retained earnings                               298.3            248.8
    Benefit plans                                    -6.7             -4.9
                                                 -----------       -----------
          Total shareholders' equity                411.3            345.3
                                                 -----------       -----------
          Total                                $   1871.5         $ 1540.2
                                                 ===========       ===========

      Shareholders' equity per common share    $     14.12        $   11.75

See Notes to Consolidated Financial Statements.

                            HSB Group, Inc.
                 Consolidated Statements of Cash Flows
                             (in millions)
                              (Unaudited)
                                                      Quarter Ended
                                                        March 31,
                                                   ---------------------
                                                       1998          1997
                                                     ---------     --------
Operating activities:
Net income                                          $   72.9      $  15.9
Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                        2.4          1.9
    Deferred income taxes (benefit)                     (5.1)        (1.0)
    Realized investment gains                           (3.2)        (0.5)
    Realized gain from the disposition of
       Radian (after tax)                              (30.3)         --
    Realized gain from the disposition of
       IRI (after tax)                                 (25.2)         --
    Change in:
       Reinsurance assets                             (182.6)        26.4
       Insurance premiums receivable                   (54.7)        (2.2)
       Engineering services receivable                  (2.2)         0.4
       Prepaid acquisition costs                       (10.1)        (3.3)
       Unearned insurance premiums                     177.3         11.7
       Claims and adjustment expenses                   20.0        (16.8)
       Investment in Radian                              --          (0.8)
       Other                                            56.2         (2.3)
                                                       ------        -----

     Cash provided by operating activities              15.4         29.4
                                                       ------        -----

Investing activities:
Fixed asset additions, net                              (3.3)        (1.3)

Investments:
    Sale of short-term investments, net                231.9          6.6
    Purchase of fixed maturities                      (307.1)       (25.8)
    Proceeds from the disposition of Radian            128.9          --
    Proceeds from the disposition of IRI                49.1          --
    Proceeds from sale of fixed maturities              11.6          2.1
    Redemption of fixed maturities                       2.3          1.5
    Purchase of equity securities                     (132.0)       (33.1)
    Proceeds from sale of equity securities             47.3         37.4
                                                      ------        -----

     Cash provided by (used in) investment activities   28.7        (12.6)
                                                      ------        -----

Financing Activities:
Increase (decrease) in short-term borrowings           (14.4)       (11.7)
Reacquisition of stock                                 (19.7)         --
Exercise of stock options                                6.6          0.1
                                                       ------       -----

          Cash used in financing activities            (69.0)        (8.7)
                                                       ------       -----

    Net increase (decrease) in cash                    (24.9)         8.1

    Cash at beginning of period                         45.3          4.5
                                                       ------       -----

    Cash at end of period                           $   20.4      $  12.6
                                                     ========     =======

Interest paid                                       $    0.1      $   0.3
                                                     --------     -------

Federal income tax paid                             $    0.8      $   3.8
                                                       ------     -------


See Notes to Consolidated Financial Statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
1.       General

         The interim consolidated financial statements in this report include adjustments based on management's best estimates and judgments, including estimates of future loss payments, which are necessary to present a fair statement of the results for the interim periods reported. These adjustments are of a normal, recurring nature. The financial statements are prepared on the basis of generally accepted accounting principles and should be read in conjunction with the financial statements and related notes in the 1997 Annual Report. Certain amounts for 1997 have been reclassified to conform with the 1998 presentation.

2.       Discontinued Operations

         On January  2, 1998,  the  Company  exercised  its option to put its 40 percent share in Radian International LLC (Radian LLC) to The Dow Chemical Company, (Dow) for approximately $129 million, net of expenses. Radian LLC was formed in January 1996 as a joint venture with Dow to provide environmental, engineering, information technology, remediation and strategic chemical management services to industries and governments world-wide. In connection with the formation of the new company, the Company contributed substantially all of the assets of its wholly-owned subsidiary, Radian Corporation to Radian LLC. The results of Radian LLC were classified as discontinued operations following ratification in July 1997 by the Board of Directors of management's decision to exercise its put. The Company's share of Radian LLC's losses incurred subsequent to such decision of approximately $6.6 million after-tax was deferred until the closing of the sale on January 2, 1998. The after-tax gain of $30.3 million recognized in 1998 is net of deferred losses noted above. In 1996 and prior to July 1997, the Company's share of the joint venture's results were recorded as equity in Radian.

3.       Industrial Risk Insurers

         On January 6, 1998, The Hartford Steam Boiler Inspection and Insurance Company (HSBIIC) sold its 23.5 percent share in Industrial Risk Insurers (IRI) to Employers Reinsurance Corporation (ERC), one of the world's largest reinsurance companies, in accordance with a previously announced purchase and sale agreement between ERC and IRI's twenty-three member insurers. The gain on the sale of IRI was $39.0 million pre-tax and $25.2 million after-tax. IRI is a voluntary, unincorporated joint underwriting association, which provides property insurance for the class of business known as "highly protected risks"
         (HPR) -- larger manufacturing, processing, and industrial businesses which have invested in protection against loss through the use of sprinklers and other means. Contemporaneous with the close of the sale, IRI was reconstituted with ERC (with a 99.5 percent share) and HSBIIC (with a .5 percent share) as the sole members. The new association has been renamed HSB Industrial Risk Insurers. HSBIIC writes the business for HSB Industrial Risk Insurers using its insurance licenses and provides certain other management and technical services. In addition, through various reinsurance agreements with ERC and HSB Industrial Risk Insurers, HSBIIC transferred its manufacturing book of business to HSB Industrial Risk Insurers and will retain 85% of the equipment breakdown insurance and 15% of the property insurance of the combined insurance portfolio.

4.       Recent Accounting Developments

         In June 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130 " Reporting Comprehensive Income" which requires items that comprise comprehensive income be reported in a financial statement display with the same prominence as other financial statements. This presentation will include such items as market value adjustments of securities, foreign currency translation, and certain adjustments made for benefit plans, which are currently reported as components of the changes in shareholders' equity. This statement is effective beginning in 1998 with retroactive restatement of prior periods required.

         Also in June of 1997 the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". This standard requires companies to report financial and descriptive information about reportable operating segments. It includes disclosure requirements relating to products and services, geographic areas and major customers. This statement will be effective beginning year end 1998.

5.       Legal Proceedings

         HSBIIC is involved in two arbitration or litigation proceedings regarding the extent to which certain explosion events are insured under boiler and machinery policies of HSBIIC or under the all-risk property insurance policies issued by other companies. Management believes HSBIIC's policies do not provide coverage for losses resulting from the explosion events that are the subject of these proceedings.

         HSBIIC has accrued $6.5 million with respect to these cases for potential LAE, including legal costs to defend HSBIIC's position. One case is in the process of pre-trial summary judgment motions and appeals; the other case is involved in both arbitration and litigation proceedings. A trial date has not been set for either case. In the event that HSBIIC is held liable for one or both of the remaining claims, amounts in excess of HSBIIC's net maximum aggregate retention of $8.5 million is recoverable from reinsurers. Claim amounts potentially recoverable from reinsurers in the event of a possible adverse outcome in these cases could range, in the aggregate, from $40 million to $195 million.

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

         HSBIIC was involved in a third proceeding regarding coverage for loss regarding an explosion event. A lower court ruling in that case held that an explosion did occur, and that HSBIIC was not liable for losses of the insured resulting from the explosion. In a further action, the court denied HSBIIC's motion for summary judgment on certain issues, thus leaving HSBIIC potentially liable for certain unqualified losses resulting from events prior to the explosion. In the first quarter of 1997, HSBIIC and the property insurer jointly settled the case with the insured. A final allocation of the loss in this case was reached in the decision of a mediator dated February 2, 1998. The decision had no material effect on HSB earnings.

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

6.       Earnings per share

         In February 1997, FASB issued SFAS No. 128, "Earnings per Share". This statement established standards for computing and presenting earnings per share (EPS). It replaced the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The requirements of this statement became effective for year end 1997 financial statements with prior restatement required. Accordingly, comparative information presented in the Consolidated Statements of Operation have been restated in compliance with SFAS No.
         128. Previously, the company reported EPS of $ 0.78 per share for the period ended March 31, 1997.

         On April 21, 1998 the Board of Directors approved a three-for-two stock split for shares held of record on May 1, 1998. Additional shares resulting from the split will be distributed on or about May 22, 1998. In accordance with SFAS No. 128, all earnings per share presentations have been adjusted to reflect the impact of the stock split, including retroactive restatement of prior periods.

         Earnings per share on a pre-split basis are as follows:

                                                          Quarter Ended
                                                            March 31,
                                                      1998            1997
                                                      ----            ----
            Net income per share-basic               $3.73            $0.78
            Net income per share-assuming dilution   $3.26            $0.78


         Computation of Earnings Per Share:
         (shares adjusted to reflect stock split)
                                                          Quarter Ended
                                                          March 31, 1998

                                              Income           Shares             Per
                                                                                 Share

     Net income                               $72.9

     Basic EPS:
     Income available to
       common shareholders                    $72.9(A)

     Weighted Average Common
       Shares  Outstanding                                     29.3(B)
     Net  income  per  common
       share-basic:                                                         $2.49(A/B)*

     Effect of dilutive securities:
       After-tax interest on
         convertible capital securities       $ 3.4
       Convertible capital securities                           5.3
       Stock options                                                         0.6

     Diluted EPS:
       Income available to common
         and assumed conversions:             $76.3(C)         35.2(D)

     Net income per common share-assuming dilution:                         $2.17 (C/D)*



                                                       Quarter Ended
                                                      March 31, 1997

                                              Income           Shares              Per
                                                                                  Share
     Net income                               $15.9
     Less: convertible preferred
        stock dividends                         0.4

     Basic EPS:
     Income available to
        common shareholders                   $15.5(A)

    Weighted Average Common
        Shares  Outstanding                                     30.1(B)
    Net  income  per  common
        share-basic:                                                             $0.52(A/B)*


    Effect of dilutive securities:
        Preferred stock dividends               0.4
        Convertible preferred stock                              0.6
        Stock options                                             -
    Diluted EPS:
    Income available to common
        and assumed conversions:              $15.9(C)          30.7(D)

    Net income per common share-assuming dilution:                               $0.52 (C/D)

      * Computation excludes rounding.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF CONSOLIDATED FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 1998


RESULTS OF OPERATIONS
 (dollar amounts in millions)
Consolidated Overview
                                                          Quarter Ended
                                                             March 31

                                                       1998              1997
                                                       ----              ----

Gross Earned Premium                                 $  181.7         $   155.7

Ceded Premium                                            80.2              33.4
                                                     --------         ---------

Insurance premium                                    $  101.5         $   122.3

Net engineering services revenue                         17.6              14.7

Net investment income                                    15.2               8.0

Realized investment gains                                 3.2               0.5
                                                     --------         ---------

    Total revenues                                   $  137.5         $   145.5
                                                     ========         =========

Pre-tax Income from Continuing Operations:

  Pre-tax income excluding sale of IRI               $   30.6         $    21.4

  Pre-tax Gain on Sale of IRI                        $   39.0              --
                                                     --------         ---------

  Pre-tax income                                     $   69.6         $    21.4

Income taxes on Continuing Operations                $   22.5         $     5.5

Distributions on Capital Securities                  $    4.5              --
                                                     ---------        ---------

Income From Continuing Operations                    $   42.6         $    15.9

After-tax Gain on Radian Disposal                    $   30.3              --
                                                     --------         ---------

Net income                                           $   72.9         $    15.9
                                                     ========         =========

Net income per common share:

  Basic                                              $   2.49         $     .52
  Diluted                                            $   2.17         $     .52

Net income for the first quarter of 1998 included after-tax gains on the sale of HSB's interests in Industrial Risk Insurers (IRI) of $ 25.2 million and Radian International LLC of $ 30.3 million. The Radian International LLC gain is net of after-tax operating losses of $6.6 million that were deferred in 1997 when the decision was made to exercise HSB's option to put the Company's interest to The Dow Chemical Company. As a result, HSB's interest in Radian International LLC was classified as a discontinued operation. Absent these sales, HSB's after-tax earnings increased 9.9 percent from the first quarter of 1997 due to improved engineering margins and higher realized gains.

Gross earned premiums grew 16.7% percent compared to the prior year. Much of this growth is attributable to HSB Industrial Risk Insurers. Contemporaneous with the sale of IRI, the IRI association was reconstituted with Employers Reinsurance Corporation (ERC) (with a 99.5 percent share) and The Hartford Steam Boiler Inspection and Insurance Company (HSBIIC) (with a .5 percent share) as sole members. The new association has been renamed HSB Industrial Risk Insurers. HSBIIC writes the business for HSB Industrial Risk Insurers using its insurance licenses and provides certain other services. HSBIIC transferred its highly protected risk (HPR) manufacturing book of business to HSB Industrial Risk Insurers and through various reinsurance arrangements with ERC, HSBIIC will retain 85 percent of the equipment breakdown business and 15 percent of the property business of the combined insurance portfolio. This arrangement is the largest contributing factor in the growth of both the gross earned premium and the ceded premium. As a result, both the Unearned insurance premium and the Reinsurance assets reflected in the Consolidated Statements of Financial Position have increased significantly. The first quarter combined ratio improved to 89.0 percent in 1998 from 90.0 percent in 1997. Net engineering services revenue increased 19.7 percent for the first quarter and margins in this business grew to 8.4 percent from 7.1 percent in the first quarter of 1997.

The effective tax rate on income from continuing operations for the first quarter was 32 percent compared to 26 percent for the comparable prior period. Typically tax rate fluctuations occur as underwriting and engineering services results and realized gains change the mix of pre-tax income between fully taxable earnings and tax preferred earnings that can be obtained by investing in certain instruments. In the first quarter of 1998 the taxes associated with the sale of IRI contributed to the higher effective tax rate. The Company continues to manage its use of tax advantageous investments to maximize after tax earnings.


Recent Accounting Developments

 In June of 1997 the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This standard requires companies to report financial and descriptive information about reportable operating segments. It includes disclosure requirements relating to products and services, geographic areas and major customers. This statement will be effective with calendar year 1998, however application is not required for interim financial statements in the initial year. It is possible that this standard may redefine our segment information. However, the Company has not yet determined how SFAS No. 131 will be applied.

Insurance Operations

Insurance operations include the insurance results of The Hartford Steam Boiler Inspection and Insurance Company; HSB Engineering Insurance Limited (HSB-EIL); The Boiler Inspection and Insurance Company of Canada (BI&I) and The Allen Insurance Company, Ltd.



                                                      Quarter Ended
                                                        March 31


                                                1998             1997
                                                ----             ----

Gross earned premium                        $   181.7         $   155.7





Ceded premium                                    80.2              33.4
                                            ---------         ---------

Insurance premium                               101.5             122.3

Claims and adjustment expenses                   44.6              51.5

Underwriting, acquisition

     and other expenses                          46.1              58.8
                                            ---------         ---------

Underwriting gain                           $    10.8         $    12.0
                                            =========         =========




Loss ratio                                      43.9%             42.1%
Expense ratio                                   45.1%             47.9%
                                                -----             -----

Combined ratio                                  89.0%             90.0%
                                                =====             =====


Gross earned premiums in the first quarter increased 16.7 percent from the comparable period in 1997. This increase was primarily attributable to the new arrangement with HSB Industrial Risk Insurers. Gross earned premiums from IRI increased $24.6 million in 1998 compared to the comparable period in 1997. Gross earned premiums representing coverage outside the U.S. for non HSB Industrial Risk Insurers business increased 5 percent in the first quarter from the comparable period in 1997. In certain areas of our direct domestic and foreign business, the market is experiencing price erosion. HSB will not write business at rates which would lessen our ability to maintain underwriting profit.

Increases in ceded premium of 140 percent in the current quarter were the result of both the new HSB Industrial Risk Insurers arrangement previously discussed and related reinsurance with ERC, and changes in the Company's reinsurance programs which now utilize more quota share reinsurance on certain of our books of business. We anticipate these new reinsurance contracts and the HSB Industrial Risk Insurers arrangement will continue to result in high growth in gross earned premium but lower growth in net earned premium.

The loss ratio increased from 42.1 percent in the first quarter of 1997 to 43.9 percent in the current quarter. First quarter 1998 results were impacted by severe ice storms in Canada. These storms impacted the loss ratio by approximately 6 percentage points. In the first quarter of 1997 flood related losses impacted the loss ratio by 1.2 percentage points. Gross claims and adjustment expenses for the first quarter 1998 and 1997 were $89.4 million and $74.9 million, respectively.

The expense ratio improved to 45.1% in the first quarter of 1998 from 47.9% in the first quarter of 1997. The new quota share reinsurance agreements and the HSB Industrial Risk Insurers arrangement with ERC, both of which result in ceding commissions to HSBIIC have positively impacted our expense ratio by approximately 8 percentage points. Ceding commission should continue to positively impact the expense ratio throughout 1998. A portion of such ceding commission is intended to reimburse HSB for the additional costs of managing HSB Industrial Risk Insurers.


Engineering Services Operations

                                                           Quarter Ended
                                                              March 31

                                                       1998              1997
                                                       ----              ----

Net engineering services revenue                     $   17.6          $  14.7
Net engineering services expenses                        16.1             13.6
                                                     --------          -------

Operating gain                                       $    1.5          $   1.1
                                                     ========          =======

Net margin                                                8.4%             7.1%

Engineering services operations include the results of HSB's and BI&I's engineering services, HSB Reliability Technologies (HSBRT) and the Company's other engineering services subsidiaries.

Net engineering services revenues increased $2.9 million in the first quarter compared to the same period in 1997. The growth in revenues was primarily due to increases generated by HSBRT as their revenues increased 17.7 percent, as well as revenues generated by some recent small acquisitions which were made in the latter part of 1997. The improvement in operating gain from the previous periods reflects efforts to improve staff utilization and a refocus in certain areas on pricing strategies. We are still incurring costs to develop new products which have the objective of increasing growth rates.

The Company has been focusing on identifying acquisition candidates in the niche engineering management consulting service business, primarily in process industries, in order to grow the engineering service segment of the business. On May 1, 1998 HSB and Solomon Associates, Inc. (SAI) announced an agreement for HSB to acquire SAI. SAI provides comparative performance benchmarking to 80 percent of the worldwide petroleum refining industry and had gross sales of $13 million in 1997. The company also serves petro-chemical and power generation customers and conducts performance improvement consulting, business valuation assessments, performance monitoring and maintenance database services.

Investment Operations

                                  Quarter Ended
                                    March 31

                                         1998             1997

Net investment income               $     15.2        $      8.0
Realized investment gains                  3.2               0.5
                                     ---------         ---------

Pretax income from
investment operations               $     18.4        $      8.5
                                    ==========        ==========

Net investment income for the first quarter increased significantly compared to the first quarter of 1997 due to the investment of proceeds from capital securities issued during the second half of 1997. In addition, proceeds from the January sales of HSB's interests in IRI and Radian International LLC significantly increased investable funds. Realized investment gains were largely driven in 1998 by call premiums on fixed income investments. In 1997 realized gains were reduced by $1.4 million to reflect the estimated fair value of three "zero cost" collar contracts entered into at the end of 1996 which were used to mitigate the effects of market risk on the U.S.
common stock portfolio.

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


Liquidity and Capital Resources

                                                  Balances at
                                       March 31              December 31
                                        1998                     1997
                                     ------------          -------------

Total assets                          $   1,871.5             $   1,540.2
Short-term investments                      147.3                   379.2
Cash                                         20.4                    45.3
All other invested assets                   979.6                   572.2
Short-term borrowing                           .9                    42.4
Common shareholder's equity                 411.3                   345.3

Liquidity refers to the Company's ability to generate sufficient funds to meet the cash requirements of its business operations. The Company receives a regular inflow of cash from maturing investments and engineering services and insurance operations. The mix of the investment portfolio is managed to respond to expected claim pay-out patterns and other cash requirements. The Company also maintains a highly liquid short-term portfolio to provide for immediate cash needs and to offset a portion of interest rate risk relating to certain capital securities.

Cash provided from operations was $ 15.4 million in the first three months of 1998 compared to $29.4 million for the same period in 1997. The reduction is primarily the result of the timing of settlement of portfolio transfers related to IRI in the first quarter of 1998 as compared to the first quarter of 1997. Aside from IRI activity, premiums collected were essentially flat compared to the first quarter of 1997 while claims paid declined approximately 36 percent. Net settlements with reinsurers declined 41 percent in the same time period.

Capital resources consist of shareholders' equity, capital securities and debt outstanding and represent those funds deployed or available to be deployed to support business operations and investment activities. Common shareholders' equity of $411.3 million at March 31, 1998 increased by $66.0 million since December 31, 1997. The increase primarily reflects net income of $72.9 million for the quarter and an increase in unrealized gains, net of tax, of $17.7 million, offset by common dividends of $11.7 million and common stock repurchases of $19.7 million.

At March 31, 1998, the Company had significant short-term and long-term borrowing capacity. The Company is currently authorized to issue up to $75 million of commercial paper. Commercial paper outstanding at March 31, 1998 was $.9 million

The Company is involved in two arbitration or litigation proceedings regarding the extent to which certain explosion events are insured under boiler and machinery policies of the Company or under the all-risk property insurance policies issued by other companies. Management believes the Company's policies do not provide coverage for losses resulting from the explosion events that are the subject of these proceedings. In the opinion of management any adverse outcomes in these cases will not, in the aggregate, have a material effect on either the results of operations or financial condition of the Company. More information pertaining to these legal proceedings may be found under note 5 of the Notes to Consolidated Financial Statements herein.

The Company continues to evaluate the potential coverage exposures arising out of the year 2000 and its impact on insured equipment. As has been well publicized, many computer systems and date controlled equipment may cease to function or may function in a different manner when the year 2000 arrives because they are programmed to recognize only the last two digits of the year. During the first quarter the Company filed with the various jurisdictions an endorsement to its equipment breakdown forms which reiterates that coverage is not provided for the inherent inability of computers and computerized equipment to properly recognize a particular date or time, such as the year 2000. Quantification of the Company's exposure to year 2000 losses is not possible at this time as applicable policy wordings have not been legally tested in the context of such losses. See discussion on other year 2000 uncertainties in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations in the Company's 1997 Report on Form 10-K.

Forward-Looking Statements

Certain statements contained in this report are forward-looking and are based on management's current expectations. Actual results may differ materially from such expectations depending on the outcome of certain factors described with such forward-looking statements and other factors including: significant natural disasters and severe weather conditions; changes in interest rates and the performance of the financial markets; changes in the availability, cost and collectibility of reinsurance; changes in domestic and foreign laws, regulations and taxes; the entry of new or stronger competitors and the intensification of pricing competition; the loss of current customers or the inability to obtain new customers; changes in the coverage terms selected by insurance customers, including higher deductibles and lower limits; adverse development on losses and loss adjustment expenses related to claims arising in prior periods; new insurance and reinsurance contract interpretations, including coverage issues related to Year 2000 events; changes in asset valuations; consolidation and restructuring in the financial services industry; changes in the Company's participation in joint underwriting associations, and in particular IRI; changes in the demand and customer base for engineering and inspection services offered by the Company, whether resulting from changes in the law or otherwise, and other general market conditions.


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

          HSBIIC is involved in two arbitration or litigation proceedings regarding the extent to which certain explosion events are insured under boiler and machinery policies of HSBIIC or under the all-risk property insurance policies issued by other companies. Management
          believes   HSBIIC's  policies  do  not  provide  coverage  for  losses resulting from the explosion events that are the subject of these proceedings.

          HSBIIC has accrued $6.5 million with respect to these cases for potential LAE, including legal costs to defend HSBIIC's position. One case is in the process of pre-trial summary judgment motions and appeals; the other case is involved in both arbitration and litigation proceedings. A trial date has not been set for either case. In the event that HSBIIC is held liable for one or both of the remaining claims, amounts in excess of HSBIIC's net maximum aggregate retention of $8.5 million is recoverable from reinsurers. Claim amounts potentially recoverable from reinsurers in the event of a possible adverse outcome in these cases could range, in the aggregate, from $40 million to $195 million.

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

          HSBIIC was involved in a third proceeding regarding coverage for loss regarding an explosion event. A lower court ruling in that case held that an explosion did occur, and that HSBIIC was not liable for losses of the insured resulting from the explosion. In a further action, the court denied HSBIIC's motion for summary judgment on certain issues, thus leaving HSBIIC potentially liable for certain unqualified losses resulting from events prior to the explosion. In the first quarter of 1997, HSBIIC and the property insurer jointly settled the case with the insured. A final allocation of the loss in this case was reached in the decision of a mediator dated February 2, 1998. The decision had no material effect on HSB earnings.

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

Item 6 - Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 10(ii) - Operating agreement for HSB-IRI Property Insurance Business by and among Employers Reinsurance Corporation, HSB Industrial Risk Insurers L.L.C., Industrial Risk Insurers, and The Hartford Steam Boiler Inspection and Insurance Company, effective as of January 1, 1998

               Exhibit 10(iii)(a) - HSB Group, Inc. Long-Term Incentive Plan, as amended and restated effective January 1, 1998

               Exhibit 10(iii)(b) - HSB Group, Inc. Short-Term Incentive Plan, as amended and restated effective January 1, 1998

               Exhibit 10(iii)(c) - The HSB Group, Inc. Directors Stock and Deferred Compensation Plan, as amended and restated effective January 1, 1998

               Exhibit (27.1) - Financial Data Schedule
               Exhibit (27.2) - Financial Data Schedule

          (b)  Reports on Form 8-K

               (i) Form 8-K dated January 12, 1998 to report sale of interest in Industrial Risk Insurers and $300 million of convertible capital securities to Employers Reinsurance Corporation; and

               (ii) Form 8-K dated January 28, 1998 to report Fourth Quarter 1997 Results of Registrant

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     HSB GROUP, INC.


Date:  May 15, 1998               By:      /s/ Saul L. Basch
                                               Saul L. Basch
                                               Senior Vice President, Treasurer
                                               and Chief Financial Officer


Date:  May 15, 1998               By:      /s/ Robert C. Walker
                                               Robert C. Walker
                                               Senior Vice President and
                                               General Counsel

                               INDEX TO EXHIBITS

Exhibit No.         Description
----------          -----------
   10(ii)      Operating   agreement  for  HSB-IRI  Property
               Insurance Business by and among Employers Reinsurance Corporation, HSB Industrial Risk Insurers L.L.C., Industrial Risk Insurers, and The Hartford Steam Boiler Inspection and Insurance Company, effective as of January 1, 1998

   10(iii)(a)  HSB Group, Inc. Long-Term Incentive Plan, as
               amended and restated effective January 1, 1998

   10(iii)(b)  HSB Group, Inc.  Short-Term  Incentive Plan,
               as amended and restated effective January 1, 1998

   10(iii)(c)  The HSB Group,  Inc.  Directors  Stock and
               Deferred Compensation Plan, as amended and restated effective January 1, 1998

   27.1        Financial Data Schedule
   27.2        Financial Data Schedule