Form 10-Q
period 1998-06-30
HSB GROUP INC
filed 1998-08-14
CIK 1034588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/x/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's common stock without par value, as of June 30, 1998: 29,395,937

                                 HSB GROUP, INC.

                                      INDEX


PART I    FINANCIAL INFORMATION                                 PAGE

          Consolidated  Statements of Operations
          for the Quarters Ended June 30, 1998  and
          1997  and the Six  Months  ended
          June  30,  1998  and 1997 (unaudited)..................3

          Statement of  Comprehensive  Income
          for the Quarters Ended June 30, 1998  and  1997
          and the Six  Months  ended  June  30,
          1998  and 1997 (unaudited).............................4

          Consolidated Statements of Financial Position as
          of June 30, 1998 (unaudited) and December 31, 1997 ....5

          Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 1998 and 1997 (unaudited) ...6

          Notes to Consolidated Financial Statements (unaudited).7

          Management's Discussion and Analysis of
          Consolidated Financial Condition and Results
          of Operations.........................................11

PART II   OTHER INFORMATION
          Item 1 - Legal Proceedings............................18
          Item 4 - Submission of Matters to a Vote of
                   Security Holders.............................19
          Item 5 - Other Information............................20
          Item 6 - Exhibits and Reports on Form 8-K.............20
SIGNATURES......................................................21




                                             HSB GROUP, INC.
                                   Consolidated Statements of Operations
                                               Unaudited
                                   (in millions, except per share data)

                                                           Quarter                             Six Months
                                                        Ended June 30                         Ended June 30

Revenues:                                              1998         1997                   1998           1997
                                                     ---------    ---------              ----------     ---------

  Insurance premiums                               $    93.1    $   117.2              $    194.6       $  239.5
  Engineering services                                  19.9         15.0                    37.5           29.7
  Net investment income                                 16.0          8.8                    31.2           16.7
  Realized investment gains                              7.3          3.4                    10.5            4.0
                                                      ---------  ---------               ----------     ---------
        Total revenues                                 136.3        144.4                   273.8          289.9
                                                      ---------  ---------                ----------     --------

Expenses:
  Claims and adjustment                                 40.4         51.4                    85.0          102.9
  Policy acquisition                                    10.7         20.4                    23.3           43.9
  Underwriting and inspection                           31.9         36.0                    65.4           71.3
  Engineering services                                  18.3         14.1                    34.4           27.7
  Interest                                               0.2          0.4                     0.3            0.6
                                                      ---------   ---------               ---------   ----------
   Total expenses                                      101.5        122.3                   208.4          246.4
                                                      ---------    ---------               ---------   ---------

Gain on sale of IRI                                       -              -                   39.0            -

Income from continuing operations before income
 taxes and distributions on capital securities     $    34.8    $      22.1            $    104.4       $   43.5

Income taxes (benefit):
   Current                                               1.7            6.1                  29.3           12.7
   Deferred                                              7.6           (0.4)                  2.5           (1.4)
                                                     ---------      ---------          ----------   ------------
     Total income taxes                            $     9.3    $       5.7            $     31.8       $   11.3


Distribution on capital securities
   of subsidiary trust, net of income tax
   benefits of $2.5 and $4.9.                            4.7             -                    9.2            -
                                                       ------        ---------          ---------      -----------

Income from continuing operations                  $    20.8    $      16.4            $     63.4       $   32.2


Discontinued operations:
     Loss from operations, net of income tax
      benefits of $--; $--; $3.2; and $--.                -              -                   (6.6)             -


     Gain on disposal, net of income taxes
      of $--; $--;$23.7; and $--.                         -              -                   36.9              -
                                                    ---------       ---------            ----------        ---------

Total discontinued operations                      $      -     $        -             $     30.3       $      -
                                                     ---------      ---------             ----------        ---------

Net income                                         $    20.8    $      16.4            $     93.7       $    32.2
                                                     ---------      ---------             ----------       ------------

Per share data:

Net income per common share-basic:

    Income from continuing operations              $     0.71   $       0.54           $      2.16      $     1.06

    Net income                                     $     0.71   $       0.54           $      3.20      $     1.06


Net income per common share-assuming dilution:

    Income from continuing operations              $     0.68   $       0.53           $      1.99      $     1.05
    Net income                                     $     0.68   $       0.53           $      2.85      $     1.05

Dividends declared per share                       $     0.40   $       0.38           $      0.80      $     0.76
Average shares outstanding and common stock
  equivalents                                           35.4           30.7                  35.3            30.7


See Notes to Consolidated Financial Statements.

                                                       HSB GROUP, INC.
                                             Statements of Comprehensive Income
                                                        (in millions)
                                                         (Unaudited)


                                                                Quarter Ended                 Six Months
                                                                Ended June 30                Ended June 30

                                                             1998            1997           1998            1997
                                                             ----            ----           ----            ----

Net income                                             $     20.8        $   16.4       $   93.7         $  32.2
Other comprehensive income, net of tax:

Unrealized gains on securities:
   Unrealized holding gains arising during the period
    (net of taxes of $5.4; $6.2; $14.7 and $7.2)             10.1            11.5           27.3            13.4

Add : reclassification adjustments for gains                 (7.0)           (2.5)          (6.8)           (2.3)
      included in net income                                  3.1             9.0           20.5            11.1

Foreign currency translation adjustments                     (1.0)            0.1           (0.7)           (0.2)

Other comprehensive income                                    2.1             9.1           19.8            10.9

Comprehensive income                                   $     22.9        $   25.5       $  113.5         $  43.1


See Notes to Consolidated Financial Statements

                                 HSB GROUP, INC.
                  Consolidated Statements of Financial Position
                      (In millions, except per share data)


                                               June 30,             December 31,
                                                 1998                    1997
                                              (Unaudited)
                                             -------------         -------------
Assets:

Cash                                     $             17.5       $        45.3

Short-term investments, at cost                       104.4               379.2
Fixed maturities, at fair value
  (cost -$542.3; $241.1)                              554.2               248.4
Equity securities, at fair value
  (cost - $340.9;  $231.3 )                           461.3               323.8
                                            ------------------------------------
  Total cash and invested assets                    1,137.4               996.7

Reinsurance assets                                    403.0               124.5
Insurance premiums receivable                         164.8               138.0
Engineering services receivable                        25.1                12.2
Fixed assets                                           40.0                36.4
Prepaid acquisition costs                              26.5                42.5
Capital lease                                          14.9                15.3
Investment in Radian                                    -                  83.4
Other assets                                          132.1                88.2
                                            ----------------   -----------------
    Total assets                         $          1,943.8       $     1,537.2
                                                ================   =============

Liabilities:

Unearned insurance premiums              $            430.7       $       287.3
Claims and adjustment expenses                        337.1               276.7
Short-term borrowings                                   7.1                42.4
Long-term borrowings                                   25.1                25.1
Capital lease                                          27.9                27.9
Deferred income taxes                                  46.7                31.5
Dividends and distributions on capital
  securities                                           23.2                13.3
Ceded reinsurance payable                              98.6                 3.9
Other liabilities                                     104.4                74.9
                                            ----------------   -----------------
    Total liabilities                               1,100.8               783.0
                                            ----------------   -----------------

Company obligated mandatorily
  redeemable capital securities
  of subsidiary Trust I holding
  solely  junior  subordinated
  deferrable  interest  debentures
  of  the Company, net of unamortized
  discount of $1.1 and $1.1 million,
  respectively                                        108.9               108.9

Company obligated mandatorily
  redeemable convertible capital securities
  of subsidiary Trust II holding
  solely junior subordinated deferrable
  interest debentures of the Company                  300.0               300.0

Shareholders' equity:
Common stock (stated value; shares
  authorized 75.0; shares issued 32.0;
  shares outstanding 29.4; 29.4)                       10.0                10.0
Additional paid-in capital                             34.4                31.6
Accumulated other comprehensive income                 79.6                59.8
Retained earnings                                     316.6               248.8
Benefit plans                                          (6.5)               (4.9)
                                            ----------------   -----------------
      Total shareholders' equity                      434.1               345.3
                                            ----------------   -----------------
      Total                              $          1,943.8       $     1,537.2

                                            ================   =================

Shareholders' equity per common
share (restated for stock split)         $             14.77      $        11.75

                                 HSB Group, Inc.
                      Consolidated Statements of Cash Flows
                                    Unaudited
                                  (In Millions)
                                                             Six Months Ended
                                                                 June 30,
                                                        ------------------------
                                                            1998         1997
                                                        ----------- ---------
Operating Activities:
Net income                                                 93.7          32.2
Adjustments  to  reconcile   net  income
   to  net  cash  provided  by  operating
   activities:
   Depreciation and amortization                            4.4           3.3
   Deferred  income taxes (benefit)                         2.5          (1.4)
   Realized investment gains, including market
     adjustment for derivative instruments                (10.5)         (4.0)
    Gain from the disposition of Radian (after tax)       (30.3)           -
    Gain from the disposition of IRI (after tax)          (25.2)           -
   Change in balances net of effects from
     purchases and sales of subsidiaries:
     Insurance premiums receivable                        (26.8)        (27.3)
     Engineering services receivable                      (10.2)         (0.2)
     Prepaid acquisition costs                              16.0         (3.5)
     Reinsurance assets                                   (278.5)        15.3
     Unearned insurance premiums                           143.4         25.4
     Claims and adjustment expenses                         60.4        (20.6)
     Ceded reinsurance payable                              94.7          4.9
     Investment in Radian                                   -            (3.3)
     Other                                                 (24.1)        (7.7)
                                                     -------------       -------

         Cash provided by operating activities               9.5         13.1
                                                     -------------       -------

Investing Activities:

Fixed asset additions, net                                  (7.6)        (2.0)

Investments:
     Sale (purchase) of short-term
       investments, net                                    274.8         (0.6)
     Purchase of fixed maturities                         (342.4)       (28.0)
     Proceeds from sale of fixed maturities                 23.5          7.4
     Redemption of fixed maturities                         17.9          8.7
     Purchase of equity securities                        (209.5)       (90.1)
     Proceeds from disposition of Radian                   128.9            -
     Proceeds from disposition of IRI                       49.1            -
     Proceeds from sale of equity securities               109.0        107.3
     Purchase of Solomon Associates, net
     of cash acquired                                       (2.1)           -

                                                     -------------     -------

         Cash provided by (used in) investment
           activities                                       41.6          2.7
                                                     -------------     -------

Financing Activities
Increase (decrease) in short-term borrowings               (35.3)        23.2
Dividends and distributions on capital securities          (27.9)       (23.5)
Reacquisition of stock                                     (24.1)       (16.6)
Exercise of stock options                                    8.4          1.3
                                                     -------------     -------

         Cash used in financing activities                 (78.9)       (15.6)
                                                     -------------      -------

     Net increase (decrease) in cash                       (27.8)         0.2

     Cash at beginning of period                            45.3          4.5
                                                     -------------      -------
     Cash at end of period                                  17.5          4.7
                                                     =============      =======
Interest paid                                      $         1.1     $    0.6
                                                     -------------      -------
Federal income tax paid                            $        25.5     $   13.1
                                                     -------------      -------

See notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       General

         The interim consolidated financial statements in this report include adjustments based on management's best estimates and judgments, including estimates of future loss payments, which are necessary to present a fair statement of the results for the interim periods reported. These adjustments are of a normal, recurring nature. The financial statements are prepared on the basis of generally accepted accounting principles and should be read in conjunction with the financial statements and related notes in the 1997 Annual Report. Certain amounts for 1997 have been reclassified or restated to conform with the 1998 presentation.

2.       Discontinued Operations


         On January  2, 1998,  the  Company  exercised  its option to put its 40 percent  share in  Radian  International  LLC  (Radian  LLC) to The Dow
         Chemical Company (Dow), for approximately $129 million, net of expenses. Radian LLC was formed in January 1996 as a joint venture with Dow to provide environmental, engineering, information technology, remediation and strategic chemical management services to industries and governments world-wide. In connection with the formation of the new company, the Company contributed substantially all of the assets of its wholly-owned subsidiary, Radian Corporation to Radian LLC. The results of Radian LLC were classified as discontinued operations following ratification in July 1997 by the Board of Directors of management's decision to exercise its put. The Company's share of Radian LLC's losses incurred subsequent to such decision of approximately $6.6 million after-tax was deferred until the closing of the sale on January 2, 1998. The after-tax gain of $30.3 million recognized in 1998 is net of deferred losses noted above. In 1996 and prior to June 1997, the Company's share of the joint venture's results were recorded as equity in Radian.


3.       Industrial Risk Insurers

          On January 6, 1998, The Hartford Steam Boiler Inspection and Insurance Company (HSBIIC) sold its 23.5 percent share in Industrial Risk Insurers (IRI) to Employers Reinsurance Corporation (ERC), one of the world's largest reinsurance companies, in accordance with a previously announced purchase and sale agreement between ERC and IRI's twenty-three member insurers. The gain on the sale of IRI was $39.0 million pre-tax and $25.2 million after-tax. IRI is a voluntary, unincorporated joint underwriting association, which provides property insurance for the class of business known as "highly protected risks"
          (HPR) -- larger manufacturing, processing, and industrial businesses which have invested in protection against loss through the use of sprinklers and other means. Contemporaneous with the close of the sale, IRI was reconstituted with ERC (with a 99.5 percent share) and
          HSBIIC (with a .5 percent share) as the sole members. The new association has been renamed HSB Industrial Risk Insurers. HSBIIC writes the business for HSB Industrial Risk Insurers using its insurance licenses and provides certain other management and technical services. In addition, through various quota share reinsurance agreements with ERC and HSB Industrial Risk Insurers, HSBIIC transferred its manufacturing book of business to HSB Industrial Risk Insurers and will retain 85% of the equipment breakdown insurance and 15% of the property insurance of the combined insurance portfolio.

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

         HSBIIC has accrued $6.5 million with respect to these cases for potential loss adjustment expenses, including legal costs, to defend HSBIIC's position. One case is on appeal; the other case is involved in both arbitration and litigation proceedings. The arbitration has been set for a final hearing in the third quarter 1998. A trial date has not been set for either case. In the event that HSBIIC is held liable for one or both of the remaining claims, amounts in excess of HSBIIC's net maximum aggregate retention of $8.5 million is recoverable from reinsurers. Claim amounts potentially recoverable from reinsurers in the event of a possible adverse outcome in these cases could range, in the aggregate, from $40 million to $195 million.

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

6.       Earnings per share


         In February 1997, FASB issued SFAS No. 128, "Earnings per Share". This statement established standards for computing and presenting earnings per share (EPS). It replaced the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The requirements of this statement became effective for year end 1997 financial statements with prior restatement required. Accordingly, comparative information presented in the Consolidated Statements of Operations have been restated in compliance with SFAS No.
         128. On April 21, 1998 the Board of Directors approved a three-for-two stock split for shares held of record on May 1, 1998. Additional shares resulting from the split were distributed on May 22, 1998. In accordance with SFAS No. 128, all earnings per share presentations have been adjusted to reflect the impact of the stock split, including retroactive restatement of prior periods. Previously, the company reported EPS of $ 0.80 and $1.58 per share for the quarter and six months ended June 30,1997, respectively.

         Computation of Earnings per share

                                                          Quarter  Ended                                   Six Months Ended
                                                          June 30, 1998                                     June 30, 1998
                                                 ----------------------------------------      -------------------------------------

                                                  Income         Shares         Per Share      Income         Shares      Per Share

Income from continuing operations                 $20.8                                        $63.4
Basic EPS:
Income available to common shareholders            20.8(A)                                      63.4(E)
Weighted Average Common Shares Outstanding                       29.3(B)                                      29.3(F)
Income from continuing operations
  per common share-basic:                                                        $0.71(A/B)                               $2.16(E/F)
    Effect of dilutive securities:
       After-tax interest on convertible
          capital securities                      $ 3.4                                        $ 6.8
       Convertible capital securities                             5.3                                          5.3
       Stock options                                              0.8                                          0.7
Diluted EPS:
    Income available to common and
      assumed conversions:                        $24.2(C)       35.4(D)                       $70.2(G)       35.3(H)
Income from continuing operations per common
  share-assuming dilution:                                                       $0.68(C/D)                               $1.99(G/H)


                                                           Quarter  Ended                                Six Months Ended
                                                            June 30, 1997                                 June 30, 1997
                                                ------------------------------------------  ---------------------------------------

                                                   Income         Shares         Per Share      Income        Shares      Per Share

Income from continuing operations                  $16.4                                         $32.2
Less: convertible preferred stock dividends        $ 0.3                                          $0.6
Basic EPS:
Income available to common shareholders             16.1(A)                                       31.6(E)
Weighted Average Common Shares Outstanding                       29.9(B)                                      30.0(F)
Income from continuing operations per
  common share-basic:                                                            $0.54(A/B)                              $1.06(E/F)*
    Effect of dilutive securities:
       Preferred stock dividends                   $ 0.3                                          $0.6
       Convertible preferred stock                                0.4                                          0.4
       Stock options                                              0.4                                          0.3
Diluted EPS:
    Income available to common and
     assumed conversions:                          $16.4(C)      30.7(D)                         $32.2(G)     30.7(H)
Income from continuing operations per common
   share-assuming dilution:                                                      $0.53(C/D)                              $1.05(G/H)

* Computation excludes rounding.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF CONSOLIDATED FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 1998

RESULTS OF OPERATIONS
 (dollar amounts in millions)
Consolidated Overview





                                                        Quarter Ended           Six Months Ended
                                                           June 30                  June 30
                                                     ---------------------     -------------------

                                                     1998         1997           1998       1997
                                                     ----         ----           ----       ----

Gross Earned Premium ..........................   $   178.5   $   149.2     $   360.2   $   305.0

Ceded Premium .................................        85.4        32.0         165.6        65.5
                                                    -------     -------       -------       ------

Insurance premium .............................   $    93.1   $   117.2     $   194.6   $   239.5

Engineering services revenue ..................        19.9        15.0          37.5        29.7

Net investment income .........................        16.0         8.8          31.2        16.7

Realized investment gains .....................         7.3         3.4          10.5         4.0
                                                     ------     -------       -------       ------

    Total revenues ............................   $   136.3   $   144.4     $   273.8   $   289.9
                                                     =======    =======       =======      ======

Pre-tax Income from Continuing Operations:

  Pre-tax income excluding sale of IRI ........   $    34.8   $    22.1     $    65.4   $    43.5

  Pre-tax Gain on Sale of IRI .................   $      --         --           39.0        --
                                                      -------   -------        -------      ------

  Pre-tax income ..............................   $    34.8   $    22.1         104.4        43.5

Income taxes on Continuing Operations .........   $     9.3   $     5.7     $    31.8   $    11.3

Distributions on Capital Securities, net of tax   $     4.7         --            9.2         --
                                                    -------     -------       -------      ------

Income From Continuing Operations .............   $    20.8   $    16.4     $    63.4   $    32.2

After-tax Gain on Radian Disposal .............   $     --          --      $    30.3   $    --
                                                   -------      -------       -------     --------

Net income ....................................   $    20.8   $    16.4     $    93.7   $    32.2
                                                    =======     =======      =======       ======

Net income per common share:

  Basic .......................................   $      .71  $      .54    $     3.20  $     1.06
  Diluted .....................................   $      .68  $      .53    $     2.85  $     1.05






Net income for the six months ended June 30, 1998 included after-tax gains on the sale of HSB's interests in Industrial Risk Insurers (IRI) of $ 25.2 million and Radian International LLC of $ 30.3 million. The Radian International LLC gain is net of after-tax operating losses of $ 6.6 million that were deferred in 1997 when the decision was made to exercise HSB's option to put the Company's interest to The Dow Chemical Company. As a result, HSB's interest in Radian

International LLC was classified as a discontinued operation. Absent these sales, HSB's after-tax earnings increased 26.8 percent from the second quarter of 1997 and increased 18.6 percent in the first six months of 1998 compared to 1997 due to improved engineering margins and higher net realized gains.

Gross earned premiums grew 19.6 percent in the quarter and 18.1 percent year to date compared to the prior year. Much of this growth is attributable to HSB Industrial Risk Insurers. Contemporaneous with the sale of IRI, the IRI association was reconstituted with Employers Reinsurance Corporation (ERC) (with a 99.5 percent share) and The Hartford Steam Boiler Inspection and Insurance Company (HSBIIC) (with a .5 percent share) as sole members. The new association has been renamed HSB Industrial Risk Insurers. HSBIIC writes the business for HSB Industrial Risk Insurers using its insurance licenses and provides certain other services. HSBIIC transferred its highly protected risk (HPR) manufacturing book of business to HSB Industrial Risk Insurers and through various quota share reinsurance arrangements with ERC, HSBIIC will retain 85 percent of the equipment breakdown business and 15 percent of the property business of the combined insurance portfolio. This arrangement is the largest contributing factor in the growth of both the gross earned premium and the ceded premium. As a result, the Unearned insurance premium, the Reinsurance assets, and the Ceded reinsurance payable reflected in the Consolidated Statements of Financial Position have increased significantly. The second quarter combined ratio improved to 88.9 percent in 1998 from 91.8 percent in 1997 and the year to date combined ratio improved to 88.9 percent in 1998 from 90.9 percent in 1997. Engineering services revenue increased 32.7 percent for the second quarter and
26.4 percent year to date and margins in this  business grew to 8.1 percent from
6.1 percent in the second quarter of 1997 and to 8.2 percent from 6.6 percent year to date.

The effective tax rate on income from continuing operations for the second quarter and year to date were 27 percent and 30 percent compared to 26 percent for both periods in 1997. Typically tax rate fluctuations occur as underwriting and engineering services results and realized gains change the mix of pre-tax income between fully taxable earnings and tax preferred earnings that can be obtained by investing in certain instruments. In 1998 the taxes associated with the sale of IRI contributed to the higher first quarter and year to date effective tax rates. The Company continues to manage its use of tax advantageous investments to maximize after tax earnings.

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

Insurance Operations

Insurance operations include the insurance results of HSBIIC; HSB Engineering Insurance Limited (HSB-EIL); The Boiler Inspection and Insurance Company of Canada (BI&I) and The Allen Insurance Company, Ltd.




                                                  Quarter Ended                           Six Months Ended
                                                     June 30                                   June 30
                                               ------------------                      ---------------------


                                              1998               1997                    1998            1997
                                              ----               ----                    ----            ----

Gross earned premium                        $ 178.5           $ 149.2                   $ 360.2        $ 305.0



Ceded premium                                  85.4              32.0                     165.6           65.5
                                            -------           -------                   --------        ---------

Insurance premium                              93.1             117.2                     194.6          239.5

Claims and adjustment expenses                 40.4              51.4                      85.0          102.9

Underwriting, acquisition
     and other expenses                        42.6              56.4                      88.7          115.2
                                            -------           -------                   ---------       --------

Underwriting gain                           $  10.1           $   9.4                  $   20.9       $   21.4
                                            =======           =======                   ========        ========



Loss ratio                                     43.4%             43.9%                     43.7%          43.0%
Expense ratio (Excluding Goodwill
  Amortization)                                45.5%             47.9%                     45.2%          47.9%
                                               -----             -----                    -----           -----

Combined ratio                                 88.9%             91.8%                     88.9%          90.9%
                                               =====             =====                    =====           =====







Gross earned premiums in the second quarter and year to date increased 19.6 percent and 18.1 percent from the comparable periods in 1997. This increase was primarily attributable to the new arrangement with HSB Industrial Risk Insurers. Gross earned premiums from IRI increased $ 32.5 million in the second quarter of 1998 and $ 66.7 million year to date 1998 compared to the comparable periods in 1997. Gross earned premiums representing coverage outside the U.S. for non HSB Industrial Risk Insurers business increased 18.8 percent in the second quarter and 11.4 percent year to date from the comparable periods in 1997. In certain areas of our direct domestic and foreign business, the market is experiencing price erosion. HSB will not write business at rates which would lessen our ability to maintain underwriting profit.

Increases in ceded premium of 166.9 percent in the second quarter and 152.8 percent year to date were the result of both the new HSB Industrial Risk Insurers arrangement previously discussed and related reinsurance with ERC, and changes in the Company's reinsurance programs which now utilize more quota share reinsurance on certain of our books of business. We anticipate these new reinsurance contracts and the HSB Industrial Risk Insurers arrangement will continue to result in high growth in gross earned premium but lower growth in net earned premium.

The loss ratio declined from 43.9 percent in the second quarter of 1997 to 43.4 percent in the current quarter and increased from 43.0 percent in the first six months of 1997 to 43.7 percent in the first six months of 1998. Year to date 1998 results were impacted by severe ice storms in Canada. In 1997 flood related losses impacted the loss ratio. Gross claims and adjustment expenses for the first six months of 1998 and 1997 were $ 220.7 million and $ 142.5 million, respectively.

The expense  ratio  improved to 45.5 percent in the second  quarter of 1998 from
47.9 percent in the second quarter of 1997 and to 45.2 percent year to date 1998 from 47.9 percent year to date 1997. The new quota share reinsurance agreements and the HSB Industrial Risk Insurers arrangement with ERC, both of which result in ceding commissions to HSBIIC have positively impacted our expense ratio by approximately 10 percentage points. Ceding commission should continue to positively impact the expense ratio throughout 1998. A portion of such ceding commission is intended to reimburse HSB for the additional costs of managing HSB Industrial Risk Insurers.

HSBIIC completed an acquisition of the monoline boiler and machinery business of Kemper Insurance Companies, effective July 1, 1998. The two companies also completed an arrangement for HSBIIC to reinsure boiler and machinery coverage written as part of Kemper's commercial package policies. Kemper's total estimated boiler and machinery premiums were $80 million in 1997.


Engineering Services Operations


                                                  Quarter Ended                   Six Months Ended
                                                   June 30                           June 30
                                              -------------------             ---------------------

                                           1998                1997           1998              1997
                                           ----                ----           ----              ----

Net engineering services revenue         $ 19.9            $ 15.0           $ 37.5            $ 29.7
Net engineering services expenses          18.3              14.1             34.4              27.7
                                          -------           -------          -------           -------

Operating gain                           $  1.6            $   .9           $  3.1            $  2.0
                                           =======           ========         =======          =======

Net margin                                  8.1%              6.1%             8.2%              6.6%


Engineering services operations include the results of HSB's and BI&I's engineering services, HSB Reliability Technologies (HSBRT) and the Company's other engineering services subsidiaries.

In April 1998 HSB acquired Solomon Associates, Inc. (SAI), based in Dallas, Texas. SAI is an engineering management consulting firm that provides comparative performance benchmarking consulting to the refining, petro-chemical and power generation industries. In 1997, SAI had gross sales of $13,000,000. SAI establishes efficiency and productivity benchmarks for 80 percent of the worldwide petroleum refining industry. This acquisition expands HSB's engineering management consulting services and benchmarking capability.

Engineering services revenues increased $ 4.9 million in the second quarter and $ 7.8 million year to date compared to the same periods in 1997. The growth in revenues was primarily due to increases generated by HSBRT as their revenues increased 20.5 percent, SAI revenues of $1.4 million, as well as revenues generated by some recent small acquisitions. The improvement in operating gain from the previous periods reflects efforts to improve staff utilization and a refocus in certain areas on pricing strategies. We are still incurring costs to develop new products which have the objective of increasing growth rates.

On July 1, 1998 HSB purchased Kemper's ASME inspection services business that certifies boiler and pressure vessel compliance with the codes and standards of the American Society of Mechanical Engineers. Total estimated 1997 revenues were approximately $7.5 million.

The Company has been focusing on identifying acquisition candidates in the niche
engineering  management  consulting  service  business,   primarily  in  process
industries, in order to grow the engineering service segment of the business.






Investment Operations

                                      Quarter Ended         Six Months Ended
                                        June 30                 June 30
                                     ----------------      -------------------

                                    1998       1997        1998        1997
                                    -----     ------      -----       ------

Net investment income              $  16.0    $   8.8    $  31.2    $  16.7
Realized investment gains              7.3        3.4       10.5        4.0
                                   -------    -------     -------   -------

Pretax income from
   investment operations           $  23.3    $  12.2    $  41.7    $  20.7
                                   =======    =======    =======    =======

Net investment income for the second quarter and year to date increased significantly compared to the same periods in 1997 due to the investment of proceeds from capital securities issued during the second half of 1997. In addition, proceeds from the January sales of HSB's interests in IRI and Radian International LLC significantly increased investable funds. Realized investment gains were significantly impacted in 1998 by call premiums on fixed income investments. In the second quarter of 1997 realized gains were reduced by $18.0 million and year to date 1997 by $19.4 million to reflect the estimated fair value of three "zero cost" collar contracts entered into at the end of 1996 which were used to mitigate the effects of market risk on the U.S. common stock portfolio. These collars were closed out by year end 1997.

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

Liquidity and Capital Resources

                                                     Balances at
                                            June 30             December 31
                                             1998                  1997
                                          ------------          ----------

Total assets                              $ 1,943.8             $ 1,537.2
Short-term investments                        104.4                 379.2
Cash                                           17.5                  45.3
All other invested assets                   1,015.5                 572.2
Short-term borrowing                            7.1                  42.4
Common shareholder's equity                   434.1                 345.3

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

Cash provided from operations was $9.5 million in the first six months of 1998 compared to $13.1 million for the same period in 1997. The reduction is primarily the result of the timing of settlement of portfolio transfers related to IRI in the first quarter of 1998 as compared to the first quarter of 1997. Aside from IRI activity, premiums collected were essentially flat compared to the first six months of 1997 while claims paid declined.

Capital resources consist of shareholders' equity, capital securities and debt outstanding and represent those funds deployed or available to be deployed to support business operations and investment activities. Common shareholders' equity of $ 434.1 million at June 30, 1998 increased by $ 88.8 million since December 31, 1997. The increase primarily reflects net income of $ 93.7 million for the year to date and an increase in unrealized gains, net of tax, of $ 19.8 million, offset by common dividends of $ 23.4 million and common stock repurchases of $24.1 million offset by issuances of $22.4 million.

At June 30, 1998, the Company had significant short-term and long-term borrowing capacity. The Company is currently authorized to issue up to $75 million of commercial paper. Commercial paper outstanding at June 30, 1998 was $6 million.

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

The Company writes business in European markets primarily through its U.K. subsidiary, HSB Engineering Insurance Limited. The adoption of a common currency (the euro) by eleven of the fifteen member countries of the European Union on January 1, 1999 is not expected to result in a substantial change in the business or a significant increase in costs in the short term. In part, this is due to the fact that much of the business is U.S. dollar denominated. Over time, as and if the U.K. adopts the euro as its currency there may be more of an impact. The Company will continue to monitor developments and assess impacts on markets, pricing, etc.

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

         HSBIIC has accrued $6.5 million with respect to these cases for potential loss adjustment expenses, including legal costs to defend HSBIIC's position. One case is on appeal; the other case is involved in both arbitration and litigation proceedings. The arbitration has been set for a final hearing in the third quarter 1998. A trial date has not been set for either case. In the event that HSBIIC is held liable for one or both of the remaining claims, amounts in excess of HSBIIC's net maximum aggregate retention of $8.5 million is recoverable from reinsurers. Claim amounts potentially recoverable from reinsurers in the event of a possible adverse outcome in these cases could range, in the aggregate, from $40 million to $195 million.

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


Item 4 - Submission of Matters to a Vote of Security Holders

          (a)  The Annual Meeting of Stockholders was held on April 21, 1998.

          (b) Three directors were nominated for election at the Annual Meeting. Proxies for such meeting were solicited by Registrant's management pursuant to Regulation 14A under the Securities Exchange Act of 1934; there was no solicitation in opposition to management's nominees as listed in the proxy statement; and all of such nominees were elected for a three-year term.

          (c) The following matters were voted upon at the Annual Meeting with the voting results indicated.

               1.   Election of directors

                        Nominee           Votes for        Votes Withheld
                        -------           ---------        --------------
                    Richard H. Booth     16,220,588           201,029
                    Colin G. Campbell    16,219,532           202,085
                    Simon W. Leathes     16,230,814           190,803

               2.   Proposal to amend and restate the Short-Term Incentive Plan

                    Votes for             Against             Abstain
                    ---------             -------             -------
                    15,139,437           1,042,442            239,736

               3.   Proposal to amend and restate the Long-Term Incentive Plan

                    Votes for             Against             Abstain
                    ---------             -------             -------
                    15,164,414           1,028,033            229,168

               4. Appointment of Coopers & Lybrand as Independent Public Accountants

                    Votes for             Against             Abstain
                    ---------             -------             -------
                    16,280,619              79,445             61,553

Item 5.  Other Information

The deadline for submission of shareholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, for inclusion in the Company's proxy statement for its 1999 Annual Meeting of Shareholders is November 6, 1998. Additionally, if the Company receives notice of a shareholder proposal after February 20, 1998, the persons named in the proxies solicited by the Board of Directors of the Company for its 1999 Annual Meeting of Shareholders may exercise discretionary voting power with respect to such proposal.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 27.1 - Financial Data Schedule
     Exhibit 27.2 - Financial Data Schedule

(b)  Reports on Form 8-K

     (i) Form 8-K dated April 22, 1998 to report first quarter results, a three-for-two stock split, the declaration of a quarterly dividend payable June 30, 1998, and a summary of the Company's annual meeting held on April 21, 1998.

     (ii) Form 8-K dated May 18, 1998 to report the signing of a letter of intent for The Hartford Steam Boiler Inspection and Insurance Company, the Company's subsidiary, to acquire Kemper Insurance Companies' monoline boiler and machinery business and to reinsure boiler and machinery coverage written as part of Kemper's commercial package policies and to acquire ASME code business.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   HSB GROUP, INC.

Date:  August 14, 1998                   By:      /s/  Saul L. Basch
                                                  Saul L. Basch
                                                  Senior Vice President,
                                                  Treasurer and Chief Financial
                                                  Officer


Date:  August 14, 1998                   By:      /s/  Robert C. Walker
                                                  Robert C. Walker
                                                  Senior Vice President and
                                                  General Counsel