Form 10-Q
period 1998-09-30
HSB GROUP INC
filed 1998-11-13
CIK 1034588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/x/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's common stock without par value, as of September 30, 1998: 29,369,779

                                 HSB GROUP, INC.

                                      INDEX


PART I   FINANCIAL INFORMATION                                           PAGE

      Item 1 - Financial Statements

      Consolidated Statements of Operations for the
      Quarters ended September 30, 1998 and 1997 and
      the Nine Months ended September 30, 1998 and 1997
      (unaudited).......................................................  3

      Consolidated Statement of Comprehensive Income for the Quarters
      ended September 30, 1998 and 1997 and the Nine Months
      ended September 30, 1998 and 1997 (unaudited).....................  4

      Consolidated Statements of Financial Position as
      of September 30, 1998 (unaudited) and December 31, 1997 ..........  5

      Consolidated Statements of Cash Flows for the Nine
      Months ended September 30, 1998 and 1997 (unaudited)..............  6

      Notes to Consolidated Financial Statements (unaudited)............  7

      Item 2 - Management's Discussion and Analysis of Consolidated
      Financial Condition and Results of Operations..................... 11

PART II  OTHER INFORMATION

      Item 1 - Legal Proceedings........................................ 21
      Item 6 - Exhibits and Reports on Form 8-K......................... 22

SIGNATURES.............................................................. 23

                                 HSB GROUP, INC.
                      Consolidated Statements of Operations
                                    Unaudited
                      (in millions, except per share data)



                                                             Quarter                     Nine Months
                                                        Ended September 30           Ended September 30

                                                         1998           1997          1998           1997
                                                      ----------      --------      --------       --------
Revenues:
  Insurance premiums                                  $     99.5    $    121.3    $    289.3       $  360.9
  Engineering services                                      25.3          15.5          67.7           45.2
  Net investment income                                     15.5           9.1          46.6           25.8
  Realized investment gains                                  7.9           2.3          18.4            6.2
                                                      ----------      --------      --------       --------
     Total revenues                                        148.2         148.2         422.0          438.1
                                                      ----------      --------      --------       --------
Expenses:
  Claims and adjustment                                     44.2          54.1         129.1          157.0
  Policy acquisition                                        18.0          23.5          45.3           67.5
  Underwriting and inspection                               26.4          34.2          83.5          105.5
  Engineering services                                      23.4          14.5          62.1           42.3
  Interest                                                   0.2           0.4           0.5            0.9
                                                      ----------       --------      --------      --------

     Total expenses                                        112.2         126.7         320.5          373.2
                                                      ----------       --------      --------      --------

Gain on sale of IRI                                         -             -             39.0             -

Income from continuing operations
   before income taxes and
   distributions on capital securities                $     36.0    $     21.5    $    140.5       $   64.9


Income taxes (benefit):
   Current                                                   9.8          14.2          39.1           26.8
   Deferred                                                 (0.5)         (8.9)          2.0          (10.3)
                                                      -----------     ---------      --------       --------
     Total income taxes                               $      9.3    $      5.3    $     41.1       $   16.5

Distribution on capital securities
   of subsidiary trust, net of income
   tax benefits of $2.5; $0.4;
   $7.4; and $0.4.                                           4.6           1.0          13.8            1.0
                                                      ----------       --------         -----           ---
Income from continuing operations                     $     22.1    $     15.2    $     85.6       $   47.4

Discontinued operations:
     Loss from operations, net of
      income tax benefits of $--; $--;
      $3.2;-and $--.                                          -             -           (6.6)           -

     Gain on disposal, net of income
      taxes of $--; $--;$23.7; and $--.                       -             -           36.9            -
                                                      ----------      --------      --------       --------

Total discontinued operations                         $       -     $       -     $     30.3       $     -
                                                      ----------      --------      --------       --------

Net income                                            $     22.1    $     15.2    $    115.9       $   47.4
                                                       =========     =========     =========       ========

Per share data:

Net income per common share-basic:

    Income from continuing operations                 $      0.75    $     0.51   $      2.91     $     1.57
    Net income                                        $      0.75    $     0.51   $      3.95     $     1.57

Net income per common share-assuming dilution:

    Income from continuing operations                 $      0.72    $     0.51   $      2.71     $     1.56
    Net income                                        $      0.72    $     0.51   $      3.57     $     1.56

Dividends declared per share                          $      0.42    $     0.40   $      1.22     $     1.16
Average shares outstanding and
   common stock equivalents                                 35.3          29.9          35.3           30.2

See Notes to Consolidated Financial Statements.

                                 HSB GROUP, INC.
                 Consolidated Statements of Comprehensive Income
                                    Unaudited
                                  (in millions)





                                                                           Quarter Ended                      Nine Months
                                                                         Ended September 30               Ended September  30
                                                                        1998             1997               1998            1997
                                                                    ------------   -------------     -------------    ------------
Net income                                                          $      22.1     $     15.2       $     115.9      $     47.4
Other comprehensive income, net of tax:

     Unrealized gains (losses) on securities:
         Unrealized holding gains (losses) arising
           during the period (net of taxes (benefits)
           of ($11.8); $0.5; $2.9 and $7.7)                               (21.9)           1.0               5.4            14.4

         Add : reclassification adjustments for gains
                  included in net income                                   (5.1)          (1.3)            (11.9)           (3.6)
                                                                    ------------      -----------       -----------     -----------
                                                                          (27.0)          (0.3)             (6.5)           10.8

     Foreign currency translation adjustments                              (1.0)            -               (1.7)           (0.2)
                                                                    ------------      -----------       -----------     -----------

     Other comprehensive income                                           (28.0)          (0.3)             (8.2)           10.6

                                                                    ------------      -----------      ------------     -----------
     Comprehensive income                                           $      (5.9)    $     14.9       $     107.7      $     58.0
                                                                    ============      ===========       ===========     ===========

     See Notes to Consolidated Financial Statements


                                          HSB GROUP, INC.
                           Consolidated Statements of Financial Position
                                (In millions, except per share data)

                                                            September 30,      December 31,
                                                               1998                1997
                                                            (Unaudited)
                                                          -------------       --------------
Assets:
           Cash                                         $          11.8     $           45.3
           Short-term investments, at cost                         92.4                379.2
           Fixed maturities, at fair value
             (cost - $546.5; $241.1)                              555.9                248.4
           Equity securities, at fair value
             (cost - $329.2;  $231.3 )                            409.4                323.8
                                                          -------------       --------------
             Total cash and invested assets                     1,069.5                996.7

           Reinsurance assets                                     595.6                124.5
           Insurance premiums receivable                          155.1                138.0
           Engineering services receivable                         26.9                 12.2
           Fixed assets                                            42.8                 36.4
           Prepaid acquisition costs                               38.8                 42.5
           Capital lease                                           14.7                 15.3
           Investment in Radian                                     -                   83.4
           Other assets                                           165.8                 88.2
                                                          -------------       --------------
               Total assets                             $       2,109.2     $        1,537.2
                                                          =============       ==============

Liabilities:
           Unearned insurance premiums                  $         473.6     $          287.3
           Claims and adjustment expenses                         522.8                276.7
           Short-term borrowings                                    4.4                 42.4
           Long-term borrowings                                    25.1                 25.1
           Capital lease                                           27.9                 27.9
           Deferred income taxes                                   30.7                 31.5
           Dividends and distributions on capital securities       18.3                 13.3
           Ceded reinsurance payables                              88.1                  3.9
           Other liabilities                                       96.1                 74.9
                                                          -------------       --------------
               Total liabilities                                1,287.0                783.0
                                                          -------------       --------------

Company obligated  mandatorily  redeemable  capital
          securities of subsidiary Trust  I  holding
          solely  junior  subordinated  deferrable
          interest debentures of the Company, net
          of unamortized discount of $1.1 and
          $1.1 million, respectively                             108.9                108.9

Company obligated mandatorily redeemable
          convertible capital securities of
          subsidiary Trust II holding solely junior
          subordinated deferrable interest debentures
          of the Company                                         300.0                300.0




Shareholders' equity:
           Common stock (stated value; shares authorized
             50.0; shares issued 32.0; shares
             outstanding 29.4; 29.4)                               10.0                 10.0
           Additional paid-in capital                              34.3                 31.6
           Accumulated other comprehensive income                  51.6                 59.8
           Retained earnings                                      323.8                248.8
           Benefit plans                                           (6.4)                (4.9)
                                                          -------------       --------------
                 Total shareholders' equity                       413.3                345.3
                                                          -------------       --------------
                 Total                                  $       2,109.2     $        1,537.2
                                                          =============       ==============

             Shareholders' equity per common share
                 (restated for stock split)                        14.08                11.75

See Notes to Consolidated Financial Statements.

                              HSB Group, Inc.
                   Consolidated Statements of Cash Flows
                                 Unaudited
                               (In Millions)
                                                          Nine Months Ended
                                                             September 30,
                                                        ----------------------
                                                            1998         1997
                                                        ---------    ----------
Operating Activities:
Net income                                             $   115.9      $   47.4
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                            6.3           5.1
    Deferred  income taxes (benefit)                         2.0         (10.0)
    Realized investment gains, including market
      adjustment for derivative instruments                (18.4)         (6.2)
    Gain from the disposition of Radian (after tax)        (30.3)          -
    Gain from the disposition of IRI (after tax)           (25.2)          -
    Change in balances net of effects from purchases and
     sales of subsidiaries:
       Insurance premiums receivable                       (17.1)        (20.4)
       Engineering services receivable                     (12.1)         (1.2)
       Prepaid acquisition costs                             3.7          (4.9)
       Reinsurance assets                                 (471.1)         16.5
       Unearned insurance premiums                         186.3          25.2
       Claims and adjustment expenses                      246.1         (24.1)
       Ceded reinsurance payable                            84.2           8.1
       Investment in Radian                                  -            (5.3)
       Other                                               (27.3)        (12.0)
                                                        ---------    ----------

          Cash provided by operating activities             43.0          18.2
                                                        ---------    ----------

Investing Activities:
Fixed asset additions, net                                 (12.6)          0.1

Investments:
    Sale (purchase) of short-term investments, net         286.8         (35.4)
    Purchase of fixed maturities                          (378.3)        (51.4)
    Proceeds from sale of fixed maturities                  44.1          26.0
    Redemption of fixed maturities                          29.8          13.1
    Purchase of equity securities                         (275.6)       (178.1)
    Proceeds from disposition of Radian                    128.9           -
    Proceeds from disposition of IRI                        49.1           -
    Proceeds from sale of equity securities                191.4         167.0
    Purchase of Solomon Associates, net of cash acquired    (2.1)          -
    Purchase of Kemper books of business                   (29.5)          -
                                                         ---------    ---------

          Cash provided by (used in) investment activities  32.0         (58.7)
                                                         ---------    ---------

Financing Activities:
Proceeds from Company-obligated mandatorily redeemable
    capital securities of subsidiary trust                   -           108.9
Increase (decrease) in short-term borrowings               (38.0)         14.8
Dividends and distributions on capital securities          (52.0)        (33.4)
Reacquisition of stock                                     (27.8)        (51.6)
Exercise of stock options                                    9.3           4.0
                                                        ---------    ----------

          Cash provided by (used) in financing
             activities                                   (108.5)         42.7
                                                        ---------    ----------

    Net increase (decrease) in cash                        (33.5)          2.2

    Cash at beginning of period                             45.3           4.5
                                                        ---------    ----------

    Cash at end of period                              $    11.8      $    6.7
                                                        =========    ==========

Interest paid                                          $     1.9      $    2.0
                                                        ---------    ----------

Federal income tax paid                                $    41.7      $   25.7
                                                        ---------    ----------

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


         HSBIIC has accrued $6.5 million with respect to these cases for potential loss adjustment expenses, including legal costs, to defend HSBIIC's position. One case is on appeal; the other case is involved in both arbitration and litigation proceedings. The final hearing in the arbitration proceeding has concluded and the Company is currently awaiting a decision. A trial date has not been set for either case. In the event that HSBIIC is held liable for one or both of the remaining claims, amounts in excess of HSBIIC's net maximum aggregate retention of $8.5 million is recoverable from reinsurers. Claim amounts potentially recoverable from reinsurers in the event of a possible adverse outcome in these cases could range, in the aggregate, from $40 million to $195 million.


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

6.       Earnings per share

         In February 1997, FASB issued SFAS No. 128, "Earnings per Share". This statement established standards for computing and presenting earnings per share (EPS). It replaced the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The requirements of this statement became effective for year end 1997 financial statements with prior restatement required. Accordingly, comparative information presented in the Consolidated Statements of Operations have been restated in compliance with SFAS No.
         128. On April 21, 1998 the Board of Directors approved a three-for-two stock split for shares held of record on May 1, 1998. Additional shares resulting from the split were distributed on May 22, 1998. In accordance with SFAS No. 128, all earnings per share presentations have been adjusted to reflect the impact of the stock split, including retroactive restatement of prior periods. Previously, the Company reported EPS of $ 0.76 and $2.35 per share for the quarter and nine months ended September 30,1997, respectively .

Computation of Earnings per Share

                                               Quarter Ended                         Nine Months Ended
                                              September 30, 1998                    September 30, 1998


                                       ---------------------------------------------------------------------------------------------
                                      Income         Shares            Per Share       Income             Shares          Per Share

Income from continuing operations   $   22.1                                         $    85.6
Basic EPS:
Income available to common
shareholders                            22.1(A)                                      $    85.6(E)
Weighted Average Common Shares
Outstanding                                           29.3(B)                                             29.3(F)
Income from continuing operations
   per common share-basic:                                           $    0.75(A/B)                                        2.91(E/F)
   Effect of dilutive securities:

     After-tax interest on convertible
      capital securities            $    3.4                                         $    10.2

     Convertible capital securities                    5.3                                                 5.3
      Stock options                                    0.7                                                 0.7

Diluted EPS:

   Income available to common and   $   25.5(C)       35.3 (D)                       $    95.8(G)         35.3(H)
     assumed conversions:

Income from continuing operations
   per common share-assuming

   dilution:                                                         $    0.72(C/D)                                    $   2.71(G/H)




                                                         Quarter Ended                       Nine Months Ended
                                                      September 30, 1997                              September 30, 1997

                                      ---------------------------------------------------------------------------------------------
                                         Income           Shares         Per Share       Income          Shares          Per Share

Income from continuing operations      $   15.2                                         $ 47.4
Less:  convertible preferred stock
dividends                              $    0.3                                         $  1.0
Basic EPS:
Income available to common
shareholders                               14.9(A)                                      $ 46.4(E)
Weighted Average Common Shares
Outstanding                                                29.0(B)                                        29.4(F)
Income from continuing operations
   per common share-basic:                                             $  0.51(A/B)                                      $1.57(E/F)*
   Effect of dilutive securities:
     Preferred stock dividends         $    0.3                                         $  1.0
     Convertible preferred stock                            0.6                                            0.6
     Stock options                                          0.3                                            0.2
Diluted EPS:
   Income available to common and
     assumed conversions:              $   15.2(C)         29.9(D)                      $ 47.4(G)         30.2(H)
Income from continuing operations
   per common share-assuming
   dilution:                                                           $  0.51(C/D)                                      $1.56(G/H)*

* Computation excludes rounding.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF CONSOLIDATED FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1998

RESULTS OF OPERATIONS
Consolidated Overview
(dollar amounts in millions)




                                                                Quarter Ended               Nine Months Ended
                                                                 September 30                September 30
                                                             ------------------           --------------------

                                                              1998             1997             1998               1997
                                                              ----             ----             ----               ----

Gross earned premium                                      $  212.5         $   151.6        $   567.8         $    456.6

Ceded premium                                                113.0              30.3            278.5               95.7
                                                          --------         ---------          -------           --------

Insurance premium                                         $   99.5         $   121.3        $   289.3         $    360.9

Engineering services revenue                                  25.3              15.5             67.7               45.2

Net investment income                                         15.5               9.1             46.6               25.8

Realized investment gains                                      7.9               2.3             18.4                6.2
                                                          --------         ---------        ---------         ----------

    Total revenues                                        $  148.2         $   148.2        $   422.0         $    438.1
                                                          ========         =========         ========        ===========

Pre-tax Income from continuing operations:

  Pre-tax income excluding sale of IRI                    $   36.0         $    21.5        $   101.5         $     64.9

  Pre-tax gain on sale of IRI                                  --               --               39.0                --
                                                          -----------      ---------         ---------       -----------

  Pre-tax income                                              36.0              21.5            140.5               64.9

Income taxes on continuing operations                          9.3               5.3             41.1               16.5

Distributions on Capital Securities, net of tax                4.6               1.0             13.8                1.0
                                                          -----------     ----------        ---------       ------------

Income From continuing operations                             22.1              15.2             85.6               47.4

After-tax gain on Radian Disposal                              --                --              30.3               --
                                                          ----------       ---------        ---------      -------------

Net income                                                $   22.1         $    15.2        $   115.9         $    47.4
                                                           =======          ========          =======     ==============

Net income per common share:

  Basic                                                   $     .75         $     .51       $     3.95       $      1.57
  Diluted                                                 $     .72         $     .51       $     3.57       $      1.56



Net income for the nine months ended September 30, 1998 included after-tax gains on the sale of HSB's interests in Industrial Risk Insurers (IRI) of $ 25.2 million and Radian International LLC of $ 30.3 million. The Radian International LLC gain is net of after-tax operating losses of $ 6.6 million that were deferred in 1997 when the decision was made to exercise HSB's option to put the Company's interest to The Dow Chemical Company. As a result, HSB's interest in Radian International LLC was classified as a discontinued operation. HSB's after-tax earnings increased 45.4 percent from the third quarter of 1997 and, excluding the above sales, increased 26.4 percent in the first nine months of 1998 compared to 1997 due to improved engineering revenues and margins and higher net realized gains.

Gross earned premiums grew 40.2 percent in the quarter and 24.4 percent year to date compared to the prior year. Much of this growth is attributable to HSB Industrial Risk Insurers. Contemporaneous with the sale of IRI, the IRI association was reconstituted with Employers Reinsurance Corporation (ERC) (with a 99.5 percent share) and The Hartford Steam Boiler Inspection and Insurance Company (HSBIIC) (with a .5 percent share) as sole members. The new association has been renamed HSB Industrial Risk Insurers. HSBIIC writes the business for HSB Industrial Risk Insurers using its insurance licenses and provides certain other services. HSBIIC transferred its highly protected risk (HPR) manufacturing book of business to HSB Industrial Risk Insurers and through various quota share reinsurance arrangements with ERC, HSBIIC retains 85 percent of the equipment breakdown business and 15 percent of the property business of the combined insurance portfolio. This arrangement is the largest contributing factor in the growth of both the gross earned premium and the ceded premium. As a result, the unearned insurance premiums, the reinsurance assets, and the ceded reinsurance payables reflected in the Consolidated Statements of Financial Position have increased significantly. The third quarter combined ratio improved to 87.9 percent in 1998 from 92.0 percent in 1997 and the year to date combined ratio improved to 88.7 percent in 1998 from 91.3 percent in 1997. Engineering services revenue increased 63.0 percent for the third quarter and 49.6 percent year to date and margins in this business grew to 7.6 percent from 6.3 percent in the third quarter of 1997 and to 8.3 percent from 6.5 percent year to date.

The effective tax rate on income from continuing operations for the third quarter and year to date were 23.5 percent and 28.2 percent for 1998 compared to
24.4 percent and 25.4 percent for 1997. Typically tax rate fluctuations occur as underwriting and engineering services results and realized gains change the mix of pre-tax income between fully taxable earnings and tax preferred earnings that can be obtained by investing in certain instruments. In 1998 the taxes associated with the sale of IRI contributed to a higher first quarter effective tax rate. The Company continues to manage its use of tax advantageous investments to maximize after tax earnings.

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

Insurance Operations
--------------------

Insurance operations include the insurance results of HSBIIC, HSB Engineering Insurance Limited (HSB-EIL), The Boiler Inspection and Insurance Company of Canada (BI&I) The Allen Insurance Company, Ltd, HSB of Connecticut and HSB of Texas.





                                                  Quarter Ended                         Nine Months Ended
                                                   September 30                           September 30
                                                  ----------------                     ------------------
                                                                        (in millions)

                                                1998             1997                    1998            1997
                                                ----             ----                    ----            ----

Gross earned premium                        $   212.5         $   151.6               $    567.8       $   456.6



Ceded premium                                   113.0              30.3                    278.5            95.7
                                            ---------         ---------                 --------        ---------

Insurance premium                                99.5             121.3                    289.3           360.9

Claims and adjustment expenses                   44.2              54.1                    129.1           157.0

Underwriting, acquisition
     and other expenses                          44.4              57.7                    128.8           173.0
                                            ---------         ---------                 --------        --------
Underwriting gain                           $    10.9         $     9.5               $     31.4       $    30.9
                                            =========         =========                 ========        ========



Loss ratio                                      44.4%             44.6%                    44.6%            43.5%
Expense ratio (Excluding Goodwill
 Amortization)                                  43.5%             47.4%                    44.1%            47.8%
                                                -----             -----                    -----           -----

Combined ratio                                  87.9%             92.0%                    88.7%            91.3%
                                                =====             =====                ==========        ========

Gross earned premiums in the third quarter and year to date increased 40.2 percent and 24.4 percent from the comparable periods in 1997. This increase was primarily attributable to the new arrangement with HSB Industrial Risk Insurers. Gross earned premiums from IRI increased $ 51.7 million in the third quarter of 1998 and $ 118.4 million year to date 1998 compared to the respective periods in 1997. Gross earned premiums representing coverage outside the U.S. for non HSB Industrial Risk Insurers business increased 11.3 percent in the third quarter and 6.2 percent year to date from the comparable periods in 1997. In certain areas of our direct domestic and foreign business, the market is experiencing price erosion. HSB will not write business at rates which would lessen our ability to maintain underwriting profit.

Increases in ceded premium of 272.9 percent in the third quarter and 191.0 percent year to date were the result of both the new HSB Industrial Risk Insurers arrangement previously discussed and related reinsurance with ERC, and changes in the Company's reinsurance programs which now utilize more quota share reinsurance on certain of our books of business. We anticipate these new reinsurance contracts and the HSB Industrial Risk Insurers arrangement will continue to result in high growth in gross earned premium but lower growth in net earned premium.

The loss ratio declined from 44.6 percent in the third quarter of 1997 to 44.4 percent in the current quarter and increased from 43.5 percent in the first nine months of 1997 to 44.6 percent in the first nine months of 1998. Year to date 1998 results were impacted by severe ice storms in Canada. In 1997 flood related losses impacted the loss ratio. Gross claims and adjustment expenses for the first nine months of 1998 and 1997 were $ 478.5 million and $ 216.6 million, respectively. Gross claims in 1998 include approximately $ 130 million from Hurricane Georges on exposures written by HSB Industrial Risk Insurers. On a net basis the impact on losses for the third quarter and year was $ 1.7 million. The significant increase in claims reserves, reinsurance assets and unearned insurance premium reserves from prior years are primarily due to HSBIIC's new relationship with HSB Industrial Risk Insurers as discussed above.

The expense  ratio  improved to 43.5  percent in the third  quarter of 1998 from
47.4 percent in the third quarter of 1997 and to 44.1 percent year to date 1998 from 47.8 percent year to date 1997. The new quota share reinsurance agreements and the HSB Industrial Risk Insurers arrangement with ERC, both of which result in ceding commissions to HSBIIC have positively impacted our expense ratio by approximately 12 percentage points year to date. A portion of such ceding commission is intended to reimburse HSB for the additional costs of managing HSB Industrial Risk Insurers. Ceding commissions should continue to positively impact the expense ratio throughout 1998.

HSBIIC completed an acquisition of the monoline boiler and machinery business of Kemper Insurance Companies, effective July 1, 1998. The two companies also completed an arrangement for HSBIIC to reinsure boiler and machinery coverage written as part of Kemper's commercial package policies. Kemper's total estimated boiler and machinery premiums were $ 80 million in 1997.

Engineering Services Operations
-------------------------------


                                                 Quarter Ended                   Nine Months Ended
                                                  September 30                      September 30
                                              ------------------                 --------------------

                                           1998              1997               1998              1997
                                          -----              ----               ----              ----

Net engineering services revenue       $    25.3           $  15.5            $  67.7           $  45.2
Net engineering services expenses           23.4              14.5               62.1              42.3
                                         -------           -------            -------           -------

Operating gain                         $     1.9           $   1.0            $   5.6           $   2.9
                                         =======           ========           =======           =======

Net margin                                   7.6%              6.3%               8.3%              6.5%



Engineering services operations include the results of HSBIIC's, BI&I's, and HSB-EIL's engineering services, HSB Reliability Technologies (HSBRT), Solomon Associates, Inc (SAI) and the Company's other engineering services subsidiaries.

In April 1998 HSB acquired SAI based in Dallas, Texas. SAI is an engineering management consulting firm that provides comparative performance benchmarking consulting to the refining, petro-chemical and power generation industries. In 1997, SAI had gross sales of $13 million. SAI establishes efficiency and productivity benchmarks for 80 percent of the worldwide petroleum refining industry. This acquisition expands HSB's engineering management consulting services and benchmarking capability.

Engineering services revenues increased $ 9.8 million in the third quarter and $22.5 million year to date compared to the same periods in 1997. The growth in revenues year to date was primarily due to increases generated by HSBRT as their revenues increased 20.2 percent, HSB-EIL's revenues of $ 7.8 million generated through recent acquisitions, SAI revenues of $ 3.7 million, as well as revenues generated by some recent small acquisitions. The improvement in operating gain from the prior year reflects efforts to improve staff utilization and a refocus in certain areas on pricing strategies. We are still incurring costs to develop new products which have the objective of increasing growth rates.

On July 1, 1998, HSB purchased Kemper's ASME inspection services business that certifies boiler and pressure vessel compliance with the codes and standards of the American Society of Mechanical Engineers. Total estimated 1997 revenues were approximately $ 7.5 million.

The Company has been focusing on identifying acquisition candidates in the niche
engineering  management  consulting  service  business,   primarily  in  process
industries, in order to grow the engineering service segment of the business.



Investment Operations
---------------------

                                           Quarter Ended                      Nine Months Ended
                                            September 30                        September 30
                                            ---------------                --------------------

                                       1998              1997              1998          1997
                                     --------          --------            ----          ----

Net investment income               $   15.5          $     9.1        $     46.6     $    25.8
Realized investment gains                7.9                2.3              18.4           6.2
                                   -----------        ---------        ----------      --------

Pretax income from
  investment operations             $   23.4           $   11.4        $     65.0     $    32.0
                                 =============         ========        ==========     =========


Net investment income for the third quarter and year to date increased significantly compared to the same periods in 1997 due to the investment of proceeds from capital securities issued during the second half of 1997. In addition, proceeds from the January sales of HSB's interests in IRI and Radian International LLC significantly increased investable funds. Realized investment gains were significantly impacted in 1998 by call premiums on fixed income investments. In the third quarter of 1997 realized gains were reduced by $ 10.1 million and year to date 1997 by $ 29.5 million to reflect the estimated fair value of three "zero cost" collar contracts entered into at the end of 1996 which were used to mitigate the effects of market risk on the U.S. common stock portfolio. These collars were closed out by year end 1997.

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


Statement of Comprehensive Income
---------------------------------

In addition to the impact of HSB's results of operations, the Statement of Comprehensive Income displays the effects of price movements on HSB's invested assets. During the third quarter of 1998 the stock market went through a correction, resulting in HSB's cumulative holding gains decreasing by $21.9 million as compared to a gain of $1.0 million in 1997. Year to date change in cumulative holding gains in 1998 was an increase of $5.4 million as compared to an increase of $14.4 million in 1997.


Liquidity and Capital Resources
-------------------------------
                                                    Balances at
                                       September 30          December 31
                                          1998                  1997
                                       ------------          ----------

Total assets                           $   2,109.2          $   1,537.2
Short-term investments                        92.4                379.2
Cash                                          11.8                 45.3
All other invested assets                    965.3                572.2
Short-term borrowing                           4.4                 42.4
Common shareholder's equity                  413.3                345.3

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

Cash provided from operations was $ 43.0 million in the first nine months of 1998 compared to $18.2 million for the same period in 1997. Premiums collected increased in the first nine months of 1998 compared to the first nine months of 1997 while claims paid declined.

Capital resources consist of shareholders' equity, capital securities and debt outstanding and represent those funds deployed or available to be deployed to support business operations and investment activities. Common shareholders' equity of $ 413.3 million at September 30, 1998 increased by $ 68.0 million since December 31, 1997. The increase primarily reflects net income of $ 115.9 million year to date; offset by common dividends of $ 35.7 million and common stock repurchases of $ 27.9 million offset by issuances of $ 23.4 million.

At September 30, 1998, the Company had significant short-term and long-term borrowing capacity. The Company is currently authorized to issue up to $ 75 million of commercial paper. Commercial paper outstanding at September 30, 1998 was $ 3 million.

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

The Company writes business in European markets primarily through its U.K. subsidiary, HSB Engineering Insurance Limited. The adoption of a common currency (the euro) by eleven of the fifteen member countries of the European Union on January 1, 1999 is not expected to result in a substantial change in the business or a significant increase in costs in the short term. In part, this is due to the fact that much of the business is U.S. dollar denominated. The UK is not a first wave euro country and as such the primary impact will be in Spain and the Irish Republic. Over time, as and if the U.K. adopts the euro as its currency there may be more of an impact, however the number of affected transactions are such that a manual backup system is practicable. The Company will continue to monitor developments and assess impacts on markets, pricing, etc.

Year 2000
---------

Year 2000 Plan and State of Readiness

In 1996 the Company began a comprehensive effort to assess and address issues affecting the Company which related to the inability of computer equipment and embedded computer chips to distinguish between the year 1900 and the year 2000. As has been well publicized, many computer systems and date controlled equipment may cease to function or may function in a different manner when the year 2000 arrives because they are programmed to recognize only the last two digits of the year.

As a part of this effort, the Company established a Year 2000 Program to address four key areas: (i) applications software, primarily consisting of the Company's policy management, claims, financial recording and reporting, human resource systems, and engineering databases and systems; (ii) infrastructures, such as mainframe and corporate servers, workstations and networking components; (iii) embedded technology in facilities in which the Company conducts its operations and in testing equipment used by the Company's engineering staff ; and (iv) key business partners and suppliers. In addition, the Company is evaluating potential coverage exposures arising out of the Year 2000 and its impact on insured equipment. The Company's Year 2000 Program consists of six partially overlapping stages for the key areas listed above :
(i) assessment and analysis; (ii) development, renovation and replacement; (iii) implementation; (iv) testing and certification; (v) contingency planning; and
(vi) audit and review. The Company is using members of its internal IT staff as well as external consultants and programmers to complete various tasks in connection with its Year 2000 Program and is currently on schedule.

The Company has completed the assessment and analysis phase for its policy management, claims, and financial recording and reporting, and human resource systems and engineering databases and systems. The Company expects to have largely completed the development, renovation, replacement and implementation phases for all of these applications by year-end 1998 with the exception of human resource and certain non-critical financial reporting and engineering systems which are expected to be compliant by mid-1999.

The Company has completed the assessment and analysis phase with respect to infrastructure items. The mainframe is Year 2000 compliant and the Company expects to complete the migration to Year 2000 compliant servers and supporting hardware and software by September 1999. Replacement of the various components of non-compliant workstations and peripheral equipment also is expected to be completed by September 1999. Many of the third-party software applications utilized by the Company in its desktop environment are already Year 2000 compliant. The Company expects to complete the installation of such compliant programs on virtually all of its workstations during the first half of 1999.

In the area of embedded chip technology, the Company's principal exposure relates to the prevalence of such technology in office buildings in which the Company leases space for conducting its business operations. The Company has sent questionnaires to the leasing vendors for all of its principal facilities with respect to Year 2000 readiness and has received assurances of readiness from most of its vendors.

The Company is currently in the process of identifying and contacting key suppliers of services and business partners, such as client companies, agents and brokers, with whom the company has significant business relations and who may either electronically provide to, or receive from, the Company certain financial and other information. The Company expects to compile the assessment of the potential impact on the Company of such parties' Year 2000 state of readiness and remediation plans by the end of the first quarter of 1999 and conduct renovation and/or replacement and compliance testing, as appropriate.

The Company is relying upon Year 2000 readiness statements of other entities and has not independently verified the accuracy of such statements.

Costs

It is currently estimated that the Company's aggregate spending in connection with the Year 2000 Program will be in the range of $26 million of which approximately $14.9 million has been expended through September 30, 1998. Certain of these costs are being expensed as they are incurred and are being funded through operating cash flow. The Company has expensed $.2 million for 1996, $1.5 million for 1997, and $3.6 million for the first nine months of 1998. It is estimated that expenditures of $1.4 million for the fourth quarter of 1998 and $4.8 million for 1999 will be expensed as incurred. The remainder of the $26 million estimate relates to systems that the Company anticipated replacing in the normal course of information technology development but the timetable for which was accelerated in contemplation of the Year 2000 event. Costs of replacement and renovation of information systems and infrastructure which would have occurred in the normal course of business without the advent of Year 2000 are excluded from these amounts. The current estimate also does not include any costs associated with the implementation of contingency plans which are in the process of being developed.

The Company does not expect the costs relating to its Year 2000 program to have a material effect on its results of operations, liquidity or financial condition. However, the Year 2000 Program is an ongoing process and the estimated costs, as well as the estimated completion dates for various phases of the program, are subject to change.

Risks

The failure of one or more critical software applications or components of the Company's infrastructure to be Year 2000 compliant could cause a material disruption in the normal business operations of the Company. Such disruptions could include the inability to process policies, register and collect premiums and engineering receivables, process claims or schedule inspections and engineering services. Due to the difficulty in estimating the scope and duration of such failures, the Company is unable to determine at this time whether the consequences of such failures will have a material impact on the Company's results of operations, liquidity, or financial condition. Moreover, the
Company's operations are interdependent with systems of business partners and service providers, such as financial institutions, communication service providers and utilities, over which the Company has no control. The failure of one or more of such business partners or service providers to be Year 2000 compliant could have a material adverse impact on the Company. However, the Company believes that with the implementation of its Year 2000 Program as scheduled, including the contingency plans discussed below, the risk of material disruptions to its normal business operations should be significantly reduced.

As an insurance company, the Company maintains a significant portfolio of investments in cash, short-term fixed income, and equity securities. Inasmuch as the advent of the Year 2000 may cause events, business interruptions and altered economic facts and circumstances, the value of the Company's investments may be affected favorably or unfavorably. The Company is selectively monitoring the Year 2000 compliant status of the corporate issuers of the securities in its investment portfolio primarily through reviewing public disclosure documents. State government and municipal bonds held by the Company are general obligations and/or are credit-enhanced and therefore the Company does not perceive there to be a significant credit risk with these securities in the absence of a severe Year 2000 disruption affecting governments and businesses generally. An immaterial portion of the Company's portfolio is invested in non-public issuers where public disclosure documents are unavailable. Due to the difficulty in estimating the scope and duration of such events, the Company is unable to determine at this time whether the consequences of such developments will have a material impact on the Company's investment portfolio and therefore, on the Company's results of operations, liquidity or financial condition.

Contingency Plans

As a component of the Year 2000 Program, the Company is concurrently developing contingency plans intended to mitigate the possible disruption of business operations arising out of the Year 2000 event. These plans will be continuously refined during 1999 as the Company completes compliance testing on its internal applications software and infrastructure and further assesses the Year 2000 readiness status of its business partners. Contingency plans may include securing back-up power for the Company's data center, manual processing, short-term fixes to non-compliant programs or business partner interfaces and modifying the Company's asset selection criteria for its investment activities.

Insurance Coverage Issues

The Company continues to evaluate the potential coverage exposures arising out of the Year 2000 event and its impact on insured equipment. The Company has filed with the various jurisdictions an endorsement to its equipment breakdown forms which reiterates that coverage is not provided for the inherent inability of computers and computerized equipment to properly recognize a particular date or time, such as the Year 2000. The endorsement is being included in policies in all states which have approved the endorsement. In the four jurisdictions which have not approved the endorsement, a notice reiterating the Company's coverage intent with respect to Year 2000 exposures is being sent to policyholders. The Company has recently filed a similar endorsement for use with its all-risk policy and expects to receive approvals consistent with those received for its equipment breakdown endorsement. Many of the insurers that the Company reinsures for equipment breakdown coverage are issuing similar endorsements to their policies. The Company is conducting an on-going communications program with its client company insurers and agents to disseminate to the ultimate policyholders its Year 2000 loss control suggestions and policy coverage position.

Quantification of the Company's exposure to Year 2000 losses and loss adjustment expenses are not reasonably estimable at this time as applicable policy and reinsurance contract wordings have not been legally tested in the context of such losses.

Forward-Looking Statements

Certain statements contained in this report are forward-looking and are based on management's current expectations. Actual results may differ materially from such expectations depending on the outcome of certain factors described with such forward-looking statements and other factors including: significant natural disasters and severe weather conditions; changes in interest rates and the performance of the financial markets; changes in the availability, cost and collectibility of reinsurance; changes in domestic and foreign laws, regulations and taxes; the entry of new or stronger competitors and the intensification of pricing competition; the loss of current customers or the inability to obtain new customers; changes in the coverage terms selected by insurance customers, including higher deductibles and lower limits; adverse development on losses and loss adjustment expenses related to claims arising in prior periods; new insurance and reinsurance contract interpretations, including coverage issues related to Year 2000 events; changes in asset valuations; consolidation and restructuring in the financial services industry; changes in the Company's participation in joint underwriting associations, and in particular IRI; changes in the demand and customer base for engineering and inspection services offered by the

Company, whether resulting from changes in the law or otherwise; the ability of the Company and key suppliers and business partners to adequately and timely address issues relating to the Year 2000 event; and other general market conditions.

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

         HSBIIC has accrued $6.5 million with respect to these cases for potential loss adjustment expenses, including legal costs to defend HSBIIC's position. One case is on appeal; the other case is involved in both arbitration and litigation proceedings. The final hearing in the arbitration proceeding has been concluded and the Company is currently awaiting a decision. A trial date has not been set for either case. In the event that HSBIIC is held liable for one or both of the remaining claims, amounts in excess of HSBIIC's net maximum aggregate retention of $8.5 million is recoverable from reinsurers. Claim amounts potentially recoverable from reinsurers in the event of a possible adverse outcome in these cases could range, in the aggregate, from $40 million to $195 million.

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

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits

     Exhibit 10(ii) - Limited Liability Company Agreement of HSB Industrial Risk Insurers, L.L.C.

     Exhibit 10(iii)(a) - HSB Group, Inc. 1985 Stock Option Plan, amended and restated as of September 21, 1998

     Exhibit 10(iii)(b) - HSB Group, Inc. Directors Stock and Deferred Compensation Plan, amended and restated effective September 21, 1998

     Exhibit 10(iii)(c) - HSB Group, Inc. Long-Term Incentive Plan, as amended and restated effective September 21, 1998

     Exhibit 10(iii)(d) - HSB Group, Inc. 1995 Stock Option Plan, as amended and restated effective September 21, 1998

     Exhibit 27.1 - Financial Data Schedule

     Exhibit 27.2 - Financial Data Schedule

(b)  Reports on Form 8-K

     (i) Form 8-K dated July 13, 1998 announcing the completion of the Company's acquisition of the monoline boiler and machinery business of Kemper Insurance Companies, effective July 1, 1998.

     (ii) Form 8-K dated July 20, 1998 reporting the second quarter earnings and announcing the declaration of a dividend of 42 cents per share payable on October 29, 1998.

     (iii) Form 8-K dated July 23, 1998 announcing the election of a new director.

     (iv) Form 8-K dated September 24, 1998 announcing the election of Gordon W. Kreh to the position of chairman of the board of directors of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  HSB GROUP, INC.

Date:    November 13, 1998          By:      /s/  Saul L. Basch
                                                  Saul L. Basch
                                                  Senior Vice President,
                                                  Treasurer and
                                                  Chief Financial Officer


Date:    November 13, 1998          By:      /s/  Robert C. Walker
                                                  Robert C. Walker
                                                  Senior Vice President and
                                                  General Counsel
                                       23