Form 10-K405
period 1998-12-31
HSB GROUP INC
filed 1999-03-31
CIK 1034588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

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

Securities registered pursuant to Section 12(b) of the Act:


                                           Name of each exchange
Title of each class                        on which registered
-------------------                        --------------------
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 16, 1999 was $1,005,363,488.

Number  of  shares  of  common  stock  outstanding  as  of  February  16,  1999:
28,948,775.

Documents Incorporated by Reference:

Portions of the Proxy Statement dated March 5, 1999 for the Annual Meeting of Shareholders to be held April 20, 1999 are incorporated by reference in Parts III and IV herein.

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

    The Company's operations are divided into four reportable operating segments
- Commercial insurance, Global Special Risk insurance, Engineering Services and Investments. The most significant business of the Company is providing insurance against losses from accidents to boilers, pressure vessels, and a wide variety of mechanical and electrical machinery and equipment along with a high level of inspection and engineering services aimed at loss prevention. Earned premiums for the Company's insurance segments in the aggregate were $396.1 million for 1998, which accounted for approximately 68.4 percent of the Company's revenues. See Note 10 to the Consolidated Financial Statements located in Item 8 of Part II herein for information on the Company's net written and net earned premiums over the last three years.

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

     Effective July 1, 1998, HSBIIC completed an acquisition of the monoline boiler and machinery business and the ASME inspection services, which certify boiler and pressure vessel compliance with the codes and standards of the American Society of Mechanical Engineers, of the Kemper Insurance Companies. Kemper and HSBIIC also completed an agreement for HSBIIC to reinsure boiler and machinery coverage included as part of Kemper's commercial package policies.

     On January 6, 1998, HSBIIC sold its 23.5 percent share in Industrial Risk Insurers (IRI) to Employers Reinsurance Corporation (ERC), one of the world's largest reinsurance companies, in accordance with a previously announced purchase and sale agreement between ERC and IRI's twenty-three member insurers. IRI is a voluntary, unincorporated joint underwriting association which provides property insurance for the class of business known as "highly protected risks"
(HPR) -- larger manufacturing, processing, and industrial businesses that have invested in protection against loss through the use of sprinklers and other means. Contemporaneous with the close of the sale, IRI was reconstituted with ERC (with a 99.5 percent share) and HSBIIC (with a .5 percent share) as the sole members. HSBIIC writes the business for the reconstituted IRI

(which has been renamed HSB Industrial Risk Insurers) using its insurance licenses and provides certain other management and technical services. In addition, through various reinsurance agreements with ERC and IRI, HSBIIC transferred its manufacturing book of business to IRI and retains 85% of the equipment breakdown insurance and 15% of the property insurance of the HSB/IRI combined portfolio. See "Participation in HSB Industrial Risk Insurers" on page xx for additional information.

     To support the Company's expanded role with HSB IRI, on December 31, 1997, a business trust formed by HSB sold $300 million of 20-year, 7 percent Convertible Capital Securities in a private placement to ERC, of which $250 million was contributed by the Company to HSBIIC. The capital securities are convertible into HSB common stock, at any time, subject to regulatory approval. See Note 13 to the Consolidated Financial Statements located in Item 8 of Part II herein for more information on this transaction.

     The Company also offers professional scientific and technical consulting services for industry and government on a world-wide basis through its Engineering Department and its engineering subsidiaries. In 1998 net engineering services revenues were $93.5 million, which accounted for approximately 16.1 percent of the Company's revenues.

     On January 2, 1998, the Company exercised its option to put its 40 percent share in Radian International LLC (Radian LLC) to The Dow Chemical Company for approximately $129 million, net of expenses. Radian LLC was formed in January 1996 as a joint venture with Dow to provide environmental, engineering, information technology, remediation and strategic chemical management services to industries and governments world-wide. In connection with the formation of the new company, the Company contributed substantially all of the assets of its wholly-owned subsidiary, Radian Corporation to Radian LLC. The results of Radian LLC were classified as discontinued operations following ratification in July 1997 by the Board of Directors of management's decision to exercise its put. The Company's share of Radian LLC's losses incurred subsequent to such decision of approximately $6.6 million after-tax was deferred until the closing of the sale on January 2, 1998, at which time an estimated after-tax gain of $30.3 million, net of deferred losses, was realized. In 1996 and prior to July 1997, the Company's share of the joint venture's results were recorded as equity in Radian.

     Recently the Company has been focusing on identifying acquisition candidates in the niche engineering management consulting service business, primarily in process industries, in order to grow the engineering services segment of its business. The Company does not currently anticipate that any single acquisition within the next twelve months will be material to the operations or financial position of the Company. In April 1998, HSB acquired Solomon Associates, Inc. (SAI) based in Dallas, Texas. SAI is an engineering management consulting firm that provides comparative performance benchmarking consulting to the refining, petro-chemical and power generation industries. SAI establishes efficiency and productivity benchmarks for 80 percent of the world-wide petroleum refining industry. During 1997 the Company completed the acquisition of Haughton Engineering Services Limited of England. Haughton offers a wide range of inspection services in the United Kingdom to help ensure compliance with regulatory codes. During 1997 the

Company also acquired a 51 percent interest in Integrated Process Technologies LLC, a provider of cost control strategies and management services for businesses with geographically distributed locations.

     The Company is a multi-national company operating primarily in North American, European, and Asian markets. Currently, the Company's principal market for its insurance and engineering services is the United States. However, the Company does desire to become a stronger competitor in the international machinery breakdown insurance and related engineering services markets as it believes that there is significant opportunity for profitable growth overseas. In 1998 the revenues and pre-tax income associated with operations outside of the United States were approximately 15.2 percent and 3.3 percent, respectively. Identifiable assets associated with operations outside of the United States are approximately 17.5 percent of the consolidated amount. See Note 1 and Note 5 to the Consolidated Financial Statements located in Item 8 of Part II herein for more financial data based on geographic location and business segments.


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

Engineering Services

     HSBIIC's Engineering Services division provides quality assurance services, training for nondestructive testing, inspections to code standards of the American Society of Mechanical Engineers (ASME) and other organizations, ISO certification and registration services and other specialized consulting, condition monitoring, benchmarking and inspection services related to the design and applications of boilers, pressure vessels, and many other types of equipment for domestic and foreign equipment manufacturers and their customers. HSBIIC is the largest Authorized Inspection Agency for ASME codes in the world. The Engineering Services division also offers a wide array of training and educational services related to these areas, and in addition focuses on researching and developing potential new products and services, and new markets for current services.

    Aside from HSBIIC, the Company's engineering subsidiaries include HSB Reliability Technologies Corp. (HSB RT), HSB Professional Loss Control, Inc. (HSB PLC), Solomon Associates, Inc. (SAI) and HSB Haughton Engineering Services Limited (Haughton). HSB RT maintains an extensive database on equipment maintenance and reliability and provides preventive maintenance consulting services and programs to a wide range of businesses and industries. Such services and programs are designed to increase production, reduce maintenance, energy and spare parts inventory costs, and extend equipment life. HSB PLC is a fire protection consulting and engineering firm. Its services include inspections, hazards analysis and risk assessment, engineering design, code consulting, research and testing, and training. SAI, Haughton, and Integrated Process Technologies, in which the Company holds a majority interest, are described on pages 3-4.

C.     COMPETITION

Insurance

     The Company is the largest writer of equipment breakdown insurance in North America and is establishing a significant presence in the engineering insurance market outside of North America. Based on net premiums written reported in the 1998 edition of Best's Aggregates and Averages, the Company has approximately a 40 percent market share and no other single company has more than a 10 percent market share of the domestic equipment breakdown market. Members of the Factory Mutual System, an affiliated group of insurers which are in the process of completing a merger, have a market share of approximately 18 percent.

     In general, the insurance market is influenced by the total insurance capacity available based on policyholder surplus. Over the last few years, global capacity to accept risk has grown as new insurers enter the property casualty market and new financial products have been designed to securitize catastrophe risks. In addition to available capacity, competition in the equipment breakdown insurance market is based on price and service to the insured. Service includes maintaining customer relationships, engineering and loss prevention activities, and claims settlement. The Company prices its product competitively in the marketplace, but primarily competes by offering a high level of service, not by offering the lowest-priced product.

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

Engineering Services

     The Company provides a wide range of engineering, consulting and inspection services as described on page 5. For most of these services it has numerous competitors, some of whom are much larger and have greater financial resources than the Company.

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

D.     MARKETING

Insurance

     The Company's various functional operations are aligned to focus on its two principal customer groups, commercial risks and global special risks. The Company believes that this organizational structure allows it to service its customers more effectively and efficiently and at the same time to be a more aggressive and flexible competitor.

     Currently, the Company's principal market for its insurance business is the United States. In 1998, 87.4 percent of its net written premiums related to risks located in the United States. Of the direct premiums written in the United States in 1998 (gross premiums less return premiums and cancellations, excluding reinsurance assumed and before deducting reinsurance ceded), less than 10 percent was written in any one state. With the exception of California, Florida, New York, Pennsylvania and Texas, no state accounted for more than 5 percent of such premiums.

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

     Large, engineering-intensive U.S. and international accounts, most of which comprise the Global Special Risk segment, are primarily marketed and serviced by account teams comprised of underwriting, marketing, engineering and claims staff who have specialized knowledge of particular customer industries. U.S. customers are serviced primarily by HSBIIC and HSB Industrial Risk Insurers. Canadian customers are serviced by The Boiler Inspection and Insurance Company of Canada. Overseas customers are serviced by HSB Engineering Insurance Limited, based in London, with additional offices in Hong Kong, Malaysia, Australia, Miami, New York, Spain, Korea and South Africa.

     Additionally, the Company markets its insurance products through the distribution channels of the companies which it reinsures.

    HSB Industrial Risk Insurers markets its products primarily through a small number of large international brokerage firms. A portion of the Company's Global Special Risk business is also produced through these brokers.

     Recently there has been significant consolidation in the international brokerage business, including the merger of Marsh & McLennan and Johnson & Higgins during 1997, and the subsequent merger with Sedgwick Group. For 1998, approximately 35 percent of the Company's gross written premium generated by its Global Special Risk business which includes HSB Industrial Risk Insurers was produced by J&H Marsh & McLennan and Sedgwick Group and 11.35 percent was produced by Aon Corporation.

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

     While the primary market for engineering services continues to be the U.S., the Company has been focusing on expanding its international business, primarily in Europe, the Pacific Rim and certain countries in South America as demand for engineering services is expected to grow at a faster rate in these developing regions than in the U.S.

     No engineering services customer accounts for more than 10 percent of the Company's consolidated total revenues.

E.     REGULATION

Insurance

     The Company's domestic insurance subsidiaries' operations are subject to regulation throughout the United States. Various aspects of the insurance operations are regulated, including the type and amount of business that can be written, the price that can be charged for particular forms of coverage, policy forms, trade and claim settlement practices, reserve requirements and agency appointments. Regulations also extend to the form and content of financial statements filed with such regulatory authorities, the type and concentration of permitted investments for insurers, and the extent and nature of transactions between members of a holding company system, including dividends involving insurers. In general, such transactions must be on fair and reasonable terms, and in some cases, prior regulatory approval is required.

     The nature and extent of regulations pertaining to the business the Company writes outside of the U.S. varies considerably. Regulations cover various financial and operational areas, including such matters as amount and type of reserves, currency, policy language, repatriation of assets and compulsory cessions of reinsurance.

     The National Association of Insurance Commissioners (NAIC) has adopted risk-based capital (RBC) requirements applicable to property and casualty insurers. The RBC formula establishes a required statutory surplus level for an insurer based on the risks inherent in its overall operations which are identified as underwriting risk, invested asset risk, credit risk and off-balance sheet risk. The law provides for regulatory responses ranging from requiring a plan of corrective action to placing the insurer under regulatory control for insurers whose surplus is below the prescribed RBC target. HSBIIC's adjusted capital significantly exceeded the authorized control level RBC for 1998.

     NAIC Insurance Regulatory Information System (IRIS) ratios are part of the solvency impairment early warning system of the NAIC. They consist of twelve categories of financial data with defined acceptable ranges for each. Companies with ratios outside of the acceptable ranges are selected for closer review by regulators. HSBIIC's IRIS ratios were within acceptable ranges for 1998.

     The Company's insurance subsidiaries' operations are subject to examination by insurance regulators at regular intervals. The most recently concluded insurance examination for HSBIIC was conducted for the year ended December 31, 1994 by the Connecticut Insurance Department, the HSBIIC's domestic regulator. No material findings were included in the final report of the examination. The years 1995-1998 are currently under examination by the Connecticut Insurance Department. Similar regulatory procedures govern the Company's other U.S. and foreign insurance subsidiaries.

     Insurance guaranty fund laws exist in all states which subject insurers to assessments up to prescribed limits for certain obligations of insolvent insurers to their policyholders and claimants. The Company is permitted to recover a portion of these assessments through premium tax offsets and policy surcharges.

     See Note 6 to the Consolidated  Financial  Statements  located in Item 8 of
Part II herein for additional information on statutory reporting.

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

Engineering Services

     A portion of the Company's engineering services revenue comes from certifying that boilers and pressure vessels are being constructed according to standards adopted by the American Society of Mechanical Engineers (ASME). The commission that authorizes inspectors to conduct insurance inspections also authorizes them to perform ASME Code inspections. The Company performs other certification and inspection services which are governed by established standards, such as ISO 9000.

Other

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

     The Company's policy with respect to the business it underwrites (exclusive of its participation in HSB Industrial Risk Insurers) is to generally manage its risks to probable maximum losses (PMLs) not in excess of $50 million and maximum foreseeable losses (MFLs) not in excess of $100 million. The Company's current reinsurance program generally limits the Company's retention on any one loss to $3 million, with potentially higher per risk retentions dependent on aggregate losses experienced by the Company during the reinsurance period. See "Participation in HSB Industrial Risk Insurers" on page 12 below for information on the underwriting policy of HSB Industrial Risk Insurers.

Reinsurance Assumed

     The predominant practice in the insurance industry is to combine several types of insurance coverages into one policy referred to as a package policy. The Company has reinsurance agreements with over 100 multi-line insurance companies to reach the small to mid-sized customers that purchase such package policies. This business primarily focuses on small and mid-sized commercial customers and it offers a significant opportunity for growth by the Company because, based on Company estimates, equipment breakdown coverage is only provided currently to less than 10 percent of the over 10 million insured companies and institutions in the United States.

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

     Although the Company assumes the role of reinsurer, it continues to have selling and underwriting responsibilities as well as involvement in inspecting and claims adjusting. In effect, the Company becomes the equipment breakdown insurance department of the reinsured company and provides equipment breakdown underwriting (that is, the examination and evaluation of the risk based on its engineering judgments), claims and engineering services as if it were part of that organization. Traditionally, as part of the underwriting process, the Company retains the right to decline or restrict coverage in the same manner as it does for its own business. In 1996 the Company began to write a simplified program (referred to as ReSource) under which a reinsured company agrees to include equipment breakdown insurance on a portfolio of accounts meeting specific underwriting guidelines and occupancy parameters, which the Company agrees to reinsure for equipment breakdown losses.

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

     The written premium generated through reinsurance assumed totaled $318.5 million in 1998, representing approximately 40.0 percent of the Company's gross written premium.

Reinsurance Ceded

     As a property carrier, the Company is subject to losses that may arise from catastrophic events. The Company participates in various facultative, quota share and excess of loss reinsurance agreements to limit its exposure, particularly to catastrophic losses and high risk lines, and to provide additional capacity to write business. The Company evaluates its exposures and reinsurance needs annually to implement a program that corresponds with the level of exposure it is willing to retain. Under the Company's current treaty reinsurance program, its maximum retention on any one risk is limited to $3 million, with potentially higher per risk retentions depending on aggregate losses experienced by the Company during the reinsurance program period. In addition, the Company uses facultative reinsurance on certain high exposure risks and has catastrophe reinsurance for aggregate net losses greater than $15 million.

     The Company's reinsurance costs continue to be impacted by its prior loss experience and business growth. In 1998 the Company's ceded premiums increased by 217.1 percent primarily due to the quota share reinsurance agreements with Employers Reinsurance Corporation and HSB Industrial Risk Insurers (see "Participation in HSB Industrial

Risk Insurers" below) and changes in the Company's reinsurance programs which now utilize more quota share reinsurance on certain of its books of business.

     The Company utilizes well-capitalized domestic and international reinsurance companies and syndicates for its reinsurance program and monitors their financial condition on an ongoing basis. For reinsurers that are not accredited in their state of domicile, the Company requires collateral for reinsurance recoverable from such carriers. In the unlikely event that the Company's reinsurers are unable to meet their obligations, the Company would continue to have primary liability to policyholders for losses incurred. Uncollectible reinsurance recoverables have not had, and are not expected by management to have in the future, a material adverse effect on the consolidated results of operations or financial position of the Company. The Company is not party to any contracts that do not comply with the risk transfer provisions of SFAS 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts".

     For additional information on reinsurance, see Notes 10 and 11 to the Consolidated Financial Statements located in Item 8 of Part II herein.

Pools and Joint Underwriting Associations

     With the exception of HSB Industrial Risk Insurers as described on page 2 and discussed below, the Company does not participate to any significant degree in voluntary reinsurance pools of other insurance companies because the Company generally chooses to insure only those risks which it has inspected or has the right to inspect. The Company is required to participate in certain joint underwriting associations which provide insurance for particular classes of insureds when insurance in the voluntary market is unavailable.

Participation in HSB Industrial Risk Insurers

     HSB Industrial Risk Insurers (HSB IRI) is an unincorporated, voluntary joint underwriting association that provides property insurance for the class of business known as "highly protected risks" for larger manufacturing, processing and industrial businesses which have invested in protection against loss through the use of sprinklers and other means. As a result of the reconstitution of HSB IRI effective January 1, 1998 (see "A. GENERAL DEVELOPMENT OF BUSINESS" above), HSBIIC writes the insurance for HSB IRI using its insurance licenses and provides certain other services. In addition, through various quota share reinsurance agreements with Employers Reinsurance Corporation and HSB IRI, HSBIIC transferred its manufacturing book of business to HSB IRI and retains 85 percent of the equipment breakdown insurance and 15 percent of the property insurance of the combined insurance portfolio.

     From December 1, 1996 until the close of the sale of its interest in Industrial Risk Insurers to ERC, HSBIIC's membership interest was 23.5 percent. In 1996 and 1995 its membership share was 14 percent and .5 percent, respectively. The Company increased its share significantly over this two-year period because it believed that participation in the IRI represented an opportunity to apply the Company's underwriting, engineering and reinsurance skill sets to a large block of business and to potentially provide a quick turnaround of IRI's underwriting results with only a limited capital outlay of Company funds. The Company's increased share enabled the Company to have a more significant role in helping IRI be an effective and profitable provider of essential property insurance and loss prevention services to larger risks. The new agreements with ERC and HSB IRI continue this opportunity to utilize the Company's skills while at the same time reducing its exposure to the more volatile property business.

     The agreements with ERC are of indefinite duration and are terminable in the event of the insolvency or loss of accredited reinsurer or licensed insurer status of ERC or HSBIIC, or a material breach which has not been cured within the time frame specified in the agreements, or by mutual consent of the parties. In addition, ERC has an option to purchase HSBIIC's interest in the business in the event of a 50 percent or more change in control of HSB. Net earned premium attributable to the agreements with ERC and HSB IRI, prior to the placement of reinsurance by the Company for its own account, was 15 percent of the Company's total consolidated revenues for 1998. Ceding commissions, which are netted out of expenses, were 10 percent of consolidated revenues for 1998.

         HSB IRI's underwriting policy is to manage its risks to probable maximum losses (PML) not to exceed $150 million and maximum foreseeable losses
(MFL) not to exceed $400 million. The equipment breakdown PMLs and MFLs within the overall property coverage underwritten by HSB IRI do not generally exceed
$50 million and $100 million, respectively. HSBIIC's primary participation effective January 1, 1998 as described above is attributable to the 85 percent share of the equipment breakdown insurance written through HSB IRI. Based on HSBIIC's current participation in HSB IRI's business, were an equipment breakdown MFL to take place, the Company's proportionate share, net of HSB IRI and HSBIIC reinsurance, would be no more than $3 million.

Claims and Claim Adjustment

     Essentially all claims under the Company's policies of insurance are handled by the Company's own claims handlers. Management believes that the Company's handlers are better able to make the connection between loss prevention and loss control. The Company employs claims handlers in its various offices throughout the country, Canada and the U.K. Claims handlers, in many cases, are assigned to particular customer groups in order to apply specialized industry knowledge to the adjustment of claims. Policies underwritten by the Company pursuant to the agreements with Employers Reinsurance Corporation relating to the business of HSB IRI described under "Participation in HSB Industrial Risk Insurers" on page 12 are adjusted by Company and HSB IRI staff claims handlers as determined by the Company in accordance with such agreements.

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

     The normal turnaround time in paying small claims is less than six months. The vast majority of claims are settled within one year and very few remain unsettled two years after the loss occurs. This pattern is somewhat skewed in terms of claim dollars (as noted in the schedule on pages 17 - 18) as it is the larger claims that often take longer to adjust. Compared to the property/casualty industry as a whole, the Company has a very "short-tail". The Company's claims expenses are based on estimates of the current costs of replacing productive capacity. The Company does not employ discounting techniques in establishing liabilities for claims and claim adjustment expenses.

     For those relatively few claims involving litigation, the Company uses both its in-house law department and outside counsel, depending on the issues, costs, and staffing requirements.

    The following table provides a reconciliation of the beginning and ending reserves for net claims and claim adjustment expenses for the years ended December 31, 1998, 1997 and 1996.

                       RECONCILIATION OF NET LIABILITY FOR
                      CLAIMS AND CLAIM ADJUSTMENT EXPENSES


                                                  1998       1997     1996
                                               ---------- ---------- ----------
                                                        (in millions)
Net liability for claims and
 adjustment expenses at January 1,               $190.8     $177.8   $145.5

Plus:
 Provision for claims and adjustment
  expenses occurring in the current year          164.0      209.5    214.2

 Increase (decrease) in estimated claims and
  adjustment expenses arising in prior years       10.9        8.4     (9.8)
                                                --------------------------------

Total incurred claims and adjustment expenses     174.9      217.9    204.4
                                                --------------------------------

Less:
 Payment for claims arising in:
  Current year                                     84.2       82.3     91.4
 Prior years                                      111.8      122.6     80.7
                                                --------------------------------

Total payments                                    196.0      204.9    172.1
                                                --------------------------------

Net liability for claims and adjustment
expenses at December 31,                         $169.7     $190.8   $177.8
                                                --------------------------------

     The 1998 loss ratio was 44.2 percent compared to 44.4 percent and 45.6 percent for 1997 and 1996, respectively. Results for the 1998 year were impacted by severe ice storms that affected 30 percent of Canada in January, as well as a few significant losses in the Company's international business. The 1.2 percent decrease in loss ratio in 1997 was primarily the result of fewer weather-related losses. Adverse development in 1998 and 1997 added 2.8 and 1.7 percentage points to the respective loss ratio. Positive development in 1996 reduced the loss ratio by 2.2 percentage points.

     The following table shows a reconciliation of the net liability to the gross liability for claims and claim adjustment expenses based on reinsurance recoverable on unpaid losses.

               RECONCILIATION OF NET LIABILITY TO GROSS LIABILITY
                    FOR CLAIMS AND CLAIM ADJUSTMENT EXPENSES

                                                 1998      1997        1996
                                               ---------------------------------
                                                         (in millions)

Net liability for claims and
 adjustment expenses at December 31,           $169.7     $190.8     $177.8

Reinsurance recoverable on unpaid claims
 and adjustment expenses                        380.6       85.9      125.1
                                            ------------------------------------

Gross liability for claims and
 adjustment expenses at December 31,           $550.3     $276.7     $302.9
                                            ====================================

                RECONCILIATION OF GROSS LIABILITY FOR CLAIMS AND
                            CLAIM ADJUSTMENT EXPENSES

                                                     1998     1997      1996
--------------------------------------------------------------------------------
                                                           (in millions)
Gross liability for claims and
 claim adjustment expenses at January 1,           $276.7     $302.9    $190.9

Plus:
 Provision for claims and claim adjustment
  expenses occurring in the current year            564.8      263.3     313.3

 Increase in estimated claims and claim
  adjustment expenses arising in prior years         46.9       (0.2)     16.1
                                                -------------------------------
 Total incurred claims and claim
  adjustment expenses                              $611.7     $263.1    $329.4
                                                -------------------------------

Less:
Payment for claims arising in:
 Current year                                       141.0       90.6     103.3
 Prior years                                        197.1      198.7     114.1
                                                -------------------------------

 Total payments                                    $338.1     $289.3    $217.4
                                                -------------------------------

Gross liability for claims and claim
adjustment expenses at December 31,                $550.3     $276.7    $302.9
--------------------------------------------------------------------------------

     The claim and claim expense reserve runoff table on the following pages shows the amounts of the net liability for 1988 through 1998 and the amounts of the gross liability for 1993 through 1998. The ten-year development table for gross liabilities is being constructed progressively, with 1993 as the base year. Within the tables for net and gross liabilities, each column shows the reserve established at each calendar year-end as well as cumulative totals for claims payments and re-estimated liabilities for both that accident year and all previous years that combined make up that year-end reserve. The redundancy (deficiency) shown on a gross and net basis is a cumulative number for that year and all previous years.

     The net deficiencies in 1990, 1991 and 1992 were attributable to the settlement of certain large losses for which the Company initially determined it would not have liability, the settlement of some outstanding claims for more than was originally anticipated, unusually late notice of loss provided by the insured for several large losses, and reserves established for losses on which the coverage was being contested.

     The redundancy shown for 1988 was attributed to the difficulty in estimating claims due to inflationary impacts and business interruption, which became a larger component of claims. The claim reserves established in 1988 have been favorably settled, adjusted or closed based on the results of claim audits, technical loss analysis, subrogation, settlement with property carriers and the latest available information. The net impact of those favorable settlements was to decrease claims expenses as reported by $10.2 million in 1990 and $28.0 million in 1989.

             RECONCILIATION OF BEGINNING AND ENDING CLAIMS RESERVES
                   AND EXHIBIT OF REDUNDANCIES (DEFICIENCIES)
                                  (in millions)

                         Net Reserves

YEAR ENDED               1988      1989     1990     1991      1992      1993      1994       1995      1996       1997       1998
----------               ----      ----     ----     ----      ----      ----      ----       ----      ----       ----       ----

Net Liability for
 Unpaid Claims and
 Claim Adjustment
 Expenses               $157.4    $139.6   $115.7   $111.4    $132.8    $171.3    $161.3     $145.5    $177.8     $190.8     $169.7

Cumulative Amount Paid
 as of:
End of Year                -         -        -        -         -         -         -          -         -          -          -
One Year Later            78.8      85.6     86.7     91.2      99.7      108.8    111.7       80.6     122.6      111.8        -
Two Years Later           92.1     104.2    109.7    115.5     134.0      152.1    126.9       99.8     146.3        -          -
Three Years Later         95.5     110.3    120.6    127.0     154.4      153.4    134.5      112.1       -          -          -
Four Years Later          95.4     112.5    127.6    137.7     151.1      157.8    144.1        -         -          -          -
Five Years Later          93.6     118.9    132.7    135.7     151.6      166.1      -          -         -          -          -
Six Years Later          100.5     123.0    131.4    135.7     160.0       -         -          -         -          -          -
Seven Years Later        101.5     121.4    130.9    136.7       -         -         -          -         -          -          -
Eight Years Later        100.1     120.8    131.6      -         -         -         -          -         -          -          -
Nine Years Later         100.2     121.5      -        -         -         -         -          -         -          -          -
Ten Years Later          100.4       -        -        -         -         -         -          -         -          -          -

Net Liability
 Reestimated as of:
End of Year              157.4     139.6    115.7    111.4     132.8     171.3     161.3      145.5     177.8      190.8      169.7
One Year Later           129.4     129.4    135.4    137.5     159.7     172.7     163.9      135.7     186.2      201.7        -
Two Years Later          108.7     127.4    138.0    139.7     166.6     173.9     157.3      128.8     187.5        -          -
Three Years Later        106.8     127.8    136.9    141.1     165.2     170.6     154.2      131.2       -          -          -
Four Years Later         103.0     125.0    137.9    142.0     163.0     169.2     155.3        -         -          -          -
Five Years Later         102.3     125.8    135.7    141.4     161.5     168.0       -          -                    -          -
Six Years Later          104.0     125.5    136.0    141.3     163.4       -         -          -         -          -          -
Seven Years Later        103.8     125.8    135.8    139.6       -         -         -          -         -          -          -
Eight Years Later        104.2     125.5    134.5      -         -         -         -          -         -          -          -
Nine Years Later         104.7     124.2      -        -         -         -         -          -         -          -          -
Ten Years Later          103.0       -        -        -         -         -         -          -         -          -          -

Cumulative Redundancy
(Deficiency)              54.3     15.4    (18.7)   (28.3)    (30.6)       3.4    6.1       14.3      (9.6)     (10.9)          -


The above  table and the  following  table  include  information  related to the
Company's participation in HSB IRI. For 1998, incurred claims and claims adjustment expenses include $14.4 million related to the Company's participation in HSB IRI effective January 1, 1998 plus development of $.4 relating to 1997 and prior accident years. For 1997, incurred claims and claims adjustment expenses include $31.6 million related to the Company's 23.5 percent participation in IRI effective December 1, 1996 plus development of ($1.3 million) relating to prior accident years. For 1996, incurred claims and claims adjustment expenses include $23.2 million related to the Company's 14 percent participation in IRI effective December 1, 1995, plus development of ($.4 million) relating to prior accident years. The Company carried net reserves in the amounts of $20.6, $22.2, and $11.6 million related to its participation in HSB IRI at December 31, 1998 and in IRI at December 31, 1997 and 1996, respectively.

                                                               Gross Reserves

YEAR ENDED                                                         1993       1994       1995        1996       1997         1998
----------                                                         ----       ----       ----        ----       ----         ----

Gross Liability for
 Unpaid Claims and Claim
 Adjustment Expenses                                             $214.4     $199.4     $190.9      $302.9     $276.7       $550.3

Cumulative Amount Paid as of:
End of Year                                                         -          -          -           -          -            -
One Year Later                                                    144.2      135.2      108.9       198.8      197.1          -
Two Years Later                                                   189.9      164.1      158.0       284.2        -            -
Three Years Later                                                 200.2      201.1      212.4         -          -            -
Four Years Later                                                  229.8      251.7        -           -          -            -
Five Years Later                                                  277.0        -          -           -          -            -
Gross Liability Reestimated as of:
End of year                                                       214.4      199.4      190.9       302.9      276.7        550.3
One Year Later                                                    224.3      212.0      205.5       302.7      323.5          -
Two Years Later                                                   227.0      228.3      194.6       339.8        -            -
Three Years Later                                                 243.4      226.8      234.6         -          -            -
Four Years Later                                                  245.0      264.8        -           -          -            -
Five Years Later                                                  281.4        -          -           -          -            -
Cumulative Redundancy
(Deficiency)                                                      (67.0)     (65.3)     (43.7)      (36.9)     (46.9)         -


The adverse development primarily resulted from the decision rendered under an arbitration proceeding for a claim occurring in 1992 and from adverse claims experience in international operations primarily occurring in accident year 1997.

G.     INVESTMENTS

     Income from the Company's investment portfolio contributes significantly to earnings. Each year there is a significant net inflow of cash from insurance, engineering services and investment operations into the Company's investment portfolio. In addition, cash flow is affected by the normal maturity of fixed income investments, financing activities and the purchase and sale of equity securities.

                                                     (in millions)
                                            1998      1997       1996      1995       1994
                                          -------- -----------------------------------------

Net Investment Income                     $ 64.2    $ 36.8     $ 32.3     $ 28.9    $  26.2
Realized Investment Gains                   25.4      14.1       12.1        2.8        8.7
                                          -------- --------- -------------------------------

    Income from Investment Operations     $ 89.6    $ 50.9     $ 44.4     $ 31.7    $  34.9


Net Unrealized Gains                      $113.1    $ 95.3     $ 81.4     $ 65.4    $  16.5

Statutory Surplus  (HSBIIC)               $612.6    $550.8     $292.4     $280.6     $238.0

     The Company's strategy continues to be to maximize total return on the investment portfolio through investment income and capital appreciation. Investment strategies for any given year are developed based on many factors including operational results, tax implications, regulatory requirements, interest rates, dividends to stockholders and market conditions. The fluctuations in income from investment operations from 1994 through 1997 were largely driven by the amount of realized gains generated in each of such years. In 1994 the stock market experienced a significant decline which impacted both the Company's realized and unrealized gains. In 1995 the Company curtailed its realized gains in order to take advantage of a strongly performing market and to build statutory surplus. In 1996 the Company continued to build statutory surplus, however, high valuations towards the end of the year caused the Company to realize gains. Realized investment gains increased in 1997 over 1996 as the Company managed its portfolio to respond to changing market conditions and tax planning opportunities, and as a result of calls of fixed income and convertible securities. Realized investment gains in 1998 were significantly impacted by call premiums on fixed income instruments and sales of certain convertible securities and common stocks in response to market conditions.

     Net investment income reached its lowest level during 1994 as a result of a lower average investment portfolio as holdings were liquidated to pay dividends, repay debt, and purchase fixed assets and treasury stock. The increase in 1995 resulted from the full consolidation of EIG, Co. offset by a lower interest rate environment. Net investment income increased 11.8 percent in 1996 due to an increased level of investable assets and to a lesser extent by dividend increases on the Company's common stock investments. Net investment income for 1997 increased 13.9 percent compared to 1996. The increase is attributable to calls of high yielding preferred stocks early in the year the proceeds of which were invested in fully taxable securities, and more investable funds as the Company invested the proceeds from its capital securities issued in the second half of 1997. In 1998 net investment income increased significantly due to the investment of the capital securities proceeds and from the January 1998 sales of the Company's interests in IRI and Radian International LLC.

     The significant increase in statutory surplus of HSBIIC for 1997 resulted from a contribution to capital of $250 million of the $300 million in proceeds received by the Company from the sale of its convertible capital securities to Employers Reinsurance Corporation on December 31, 1997. The increase in surplus for 1998 resulted from the January 1998 sales of HSBIIC's interests in IRI and Radian International LLC.

     The Company's investment portfolio consists of high-grade domestic and foreign investments. Excluding short-term investments, HSB's investments are primarily comprised of publicly traded, highly liquid securities. Investment strategies for any given year are developed based on many factors including operational results, tax implications, regulatory requirements, interest rates, dividends to shareholders and market conditions.

    In December 1996, HSBIIC entered into three "zero cost collar" contracts to mitigate the effects of market risk on its U.S. common stock portfolio (which for management purposes included certain convertible preferreds). In the fourth quarter of 1997, HSBIIC settled all of its outstanding contracts which required HSBIIC to pay its counterparty $30.7 million in foregone appreciation on its portfolio. In 1997, the Company's U.S. common stock portfolio experienced a total return of $57 million (which included price appreciation of approximately $54 million) since December 31, 1996, and had a price movement correlation with the S&P 500 Index well in excess of 80 percent.

     At December 31, 1998, the Company had approximately 53.6 percent of its invested assets in fixed maturities as compared to 38.1 percent at year-end 1997. In the period 1991-1996 the Company gradually reduced its investments in common stocks as part of its overall capital management strategy. At year-end 1998, the carrying value of the equity securities portfolio represented 40.6 percent of invested assets compared to 49.7 percent at year-end 1997. The 9.1 percent decrease is primarily attributable to a substantial increase in fixed income assets as total equity securities actually increased by over $100 million.

     The Company does not engage in cash-flow underwriting; it seeks to have underwriting profit each year. None of the Company's claim reserves are discounted as most claims settle, on average, within one year. Therefore, the Company does not use duration measurements in managing its interest rate exposure. Instead, the Company manages its portfolio by laddering a portion of its invested assets such that the average estimated maturity of these assets is generally maintained between 5-10 years. This technique provides the Company with a predictable cash flow each year and enables it to respond to the previously discussed parameters that impact its investment strategy. In addition, the Company manages a portion of its invested assets on a long-term/segmented basis to provide interest coverage on the servicing requirements of its convertible capital securities.

     See "Investment Operations" in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations located in Item 7 and
Note 7 to Consolidated Financial Statements in Item 8 of Part II herein for additional information.

     The following table summarizes the investment results of the Company's investment portfolio:


                                         Annualized Rate        Investment
                       Net Invest-        of Return (2)      Gains (Losses) (3)
       Cash and       ment Income     ------------------------------------------
       Invested          Less         Before     After
      Assets, Less     Interest       Income     Income             Change in
      Borrowed Money   Expense (1)    Taxes      Taxes   Realized   Unrealized
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
               (in millions)                                 (in millions)
1998    $1,048.7        $63.4         6.6%**     5.1%**   $25.4      $17.8
1997       629.2*        35.5         6.1        5.1       14.1       13.9
1996       572.6         31.7         6.0        5.4       12.1       16.0

* Does not include $300 million in proceeds from the sale of convertible capital securities on December 31, 1997.

**For the calculation of Annualized Rate of Return, "Cash and Invested Assets, Less Borrowed Money" includes the $300 million in proceeds in the beginning of the year.

(1) Net investment income excludes realized investment gains and is reduced by investment expenses, but is before the deduction for income taxes.

(2) The rates of return on investments shown above have been determined in accordance with rules prescribed by the National Association of Insurance Commissioners. These rates have been determined by the following formula:

                                  2I
                                 ----
                               A + B - I

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


H.     EMPLOYEES

     At year-end 1998, the Company, including its wholly-owned subsidiaries, had 2,447 full and part-time employees. Management believes that its relations with its employees are satisfactory.

I.     FORWARD-LOOKING STATEMENTS

     For a summary of factors that may materially affect the Company's future business, see "Forward-Looking Statements" in Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations in Item 7.

Item 2.  Properties.

     The Hartford Steam Boiler Inspection and Insurance Company leases approximately 221,516 square feet for its home office at One State Street, Hartford, Connecticut under a long-term capital lease with One State Street Limited Partnership. In addition to its home office facility, the Company leases facilities for its branch offices and subsidiaries throughout the United States and Canada, and in a small number of other foreign locations. The Company considers the office facilities and other operating resources to be suitable and adequate for its current and anticipated level of operations.

     See Notes 8 and 9 to Consolidated Financial Statements located in Item 8 of
Part II herein for additional information.

Item 3.  Legal Proceedings.

     HSBIIC is currently involved in a claim-related dispute concerning the extent to which a certain explosion event is insured under the boiler and machinery coverage of HSBIIC or under coverages of other insurers. A final decision in an arbitration proceeding on this matter has concluded with a decision requiring HSBIIC to pay $22 million of the amount that was in dispute. The $22 million, less HSBIIC's retention of $3 million, which was reserved for in prior years, is fully reinsured. In response to the ruling, the Company increased both its gross reserves and reinsurance recoverable by $19 million, resulting in no impact to net income. HSBIIC has filed a motion in Connecticut Superior Court to confirm the arbitration award. The other insurers have contested the award. In the event the award is not confirmed, subsequent proceedings could result in additional amounts on the order of $100 million potentially becoming recoverable from HSBIIC's reinsurers.

     The obligations of HSBIIC's reinsurers with respect to this litigation are not in dispute. Therefore, management believes that any adverse outcome in this case will not have a material effect on either the results of operations or financial condition of the Company. HSBIIC's reinsurance contracts do not require HSBIIC to reimburse its reinsurers for any loss such reinsurers might incur should this case not be decided in HSBIIC's favor. Nevertheless, reinsurers often quote rates for future coverages based upon their or other reinsurers' experience on a particular account. Therefore, in the event HSBIIC's reinsurers pay significant sums pursuant to the litigation described above, it is likely HSBIIC's reinsurance rates would increase in future periods. However, given the insured capacity that exists in reinsurance markets worldwide, coupled with HSBIIC's ability to negotiate a redesign or restructuring of its reinsurance program, it does not necessarily mean that such an increase would be material.

     HSBIIC was involved in another litigation regarding an explosion event and the extent of HSBIIC's coverage in that matter. The 7th Circuit Court of Appeals recently ruled in HSBIIC's favor and remanded the case for a judgment of no liability to be entered for HSBIIC.

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

     None.

Item 4(a).  Executive Officers of the Registrant.

     All executive officers are elected by the Board of Directors to hold office until the next Annual Meeting of Shareholders. An officer may be removed at any time by the Board of Directors.

    On June 24, 1997, all of the outstanding shares of common stock of The Hartford Steam Boiler Inspection and Insurance Company were exchanged for shares of common stock of the Company. The service listed for each executive officer listed below includes their service with Hartford Steam Boiler.

Gordon W. Kreh, 51, Chairman since 9/98 and Chief Executive Officer, President and Director since 4/94; President and Director 9/93 - 4/94; Senior Vice President - Marketing 4/92 - 9/93; President - Engineering Insurance Group 10/89
- 4/92; Vice President 11/84 - 10/89; Assistant Vice President 4/81 - 11/84.

Saul L. Basch, 52, Senior Vice President, Treasurer and Chief Financial Officer since 10/95; Partner, Coopers & Lybrand L.L.P. 9/73 - 10/95, most recently as Partner-in-Charge of Coopers & Lybrand's New York Insurance Industry Practice.

Michael L. Downs, 49, Senior Vice President - Global Special Risks since 2/94; Managing Director - Engineering Insurance Co., Ltd. 1/91 - 2/94; Second Vice President 7/87 - 1/91; Assistant Vice President 2/85 - 7/87; Assistant Secretary 4/80 - 2/85.

John J. Kelley, 53, Senior Vice President - Commercial Risks - Strategic Development since 2/94; Corporate Secretary and Special Assistant to the President 5/87 - 2/94; Assistant Vice President and Special Assistant to the President 9/83 - 5/87; Assistant Vice President 9/79 - 9/83; Assistant Secretary 4/77 - 9/79.

William A. Kerr, 61, Senior Vice President - Engineering since 9/95; Vice President and General Manager, Pratt & Whitney Turbo Power and Marine Division, United Technologies Corporation 8/95 - 9/95; Vice President of Aftermarket Operations, Pratt & Whitney 4/92 - 8/95; Vice President of Development Operations and Materials Engineering, Pratt & Whitney 1989-4/92.

Normand Mercier, 53, Senior Vice President - Commercial Risks - Operations since 9/98; Senior Vice President, HSBIIC since 4/98; President, The Boiler Inspection and Insurance Company 1/90-4/98.

R. Kevin Price, 52, Senior Vice President and Corporate Secretary since 2/94; Second Vice President 4/89 - 2/94; Assistant Vice President 1/84 - 4/89.

William Stockdale, 53, Senior Vice President since 9/95; Managing Director and Chief Executive Officer of HSB Engineering Insurance Ltd., London, since 9/94; Director of

Engineering, Engineering Insurance Co., Ltd. 9/92-9/94; Managing Director Scottish Power PLC, Glasgow, Scotland 1/89 - 8/92.

Robert C. Walker, 55, Senior Vice President-Claims and General Counsel since 1/95; Senior Vice President - Claims 3/94 - 1/95; Associate General Counsel and head of Corporate Litigation Department of United Technologies Corporation 5/89-3/94.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's common stock is traded on the New York Stock Exchange under the symbol HSB. As of February 16, 1999, the Company had 5,034 holders of record.

     Dividends paid by The Hartford Steam Boiler Inspection and Insurance Company, HSB Group's principal subsidiary, are limited by state insurance regulations. Approval from the Connecticut Insurance Commissioner is required for dividend distributions within a twelve-month period which would exceed the greater of (i) 10 percent of an insurer's statutory surplus or (ii) net income calculated as of the December 31st last preceding. Regulatory approval was required for the payment of 1998 dividends but is not anticipated to be necessary for 1999 dividends since approximately $200.2 million of HSBIIC's statutory surplus is available for distribution to HSB Group, Inc. without prior regulatory approval.

     Quarterly dividends declared for the 1998 and 1997 fiscal years, adjusted for the May 22, 1998 three-for-two stock split, were as follows:

          First        Second        Third        Fourth      Year
1998      $.40         $.40          $.42         $.42        $1.64
1997      $.38         $.38          $.40         $.40        $1.56

     Quarterly market prices for the Company's common stock, adjusted for the May 22, 1998 three-for-two stock split, were as follows for the two most recent years:

                 First         Second      Third        Fourth         Year
1998 High        $44.92        $53.50      $57.63       $42.00        $57.63
1998 Low         $36.45        $43.17      $40.38       $36.00        $36.00

1997 High        $31.50        $35.92      $37.67       $37.08        $37.67
1997 Low         $29.83        $29.58      $35.08       $33.67        $29.58

Item 6.  Selected Financial Data.

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes included elsewhere herein.

(in millions, except per share amounts)(1)(2)

                                              1998            1997            1996             1995             1994
------------------------------------------------------------------------------------------------------------------------
Summary of Consolidated Statements of
   Operations
   Revenues:
     Gross earned premiums                  $   770.5     $  609.3        $   556.5           $455.0            $381.7
     Ceded premiums                             374.4        118.1            107.9             65.9              45.1
                                          -------------- --------------- --------------- ----------------- ----------------
     Insurance premiums                     $   396.1     $  491.2        $   448.6           $389.1            $336.6
     Engineering services                        93.5         61.3             55.8             49.9              48.0
     Income from investment operations           89.6         50.9             44.4             31.7              34.9
                                          -------------- --------------- --------------- ----------------- ----------------
            Total revenues(3)               $   579.2     $  603.4        $   548.8           $470.7            $419.5
                                          -------------- --------------- --------------- ----------------- ----------------
   Income from continuing operations        $   104.1     $   66.3        $    54.6           $ 52.7            $ 44.5
   Income from continuing operations
     per common share-basic                 $     3.55    $    2.21       $     1.81          $  1.72           $  1.45
   Income from continuing operations
     per common share-assuming dilution     $     3.35    $    2.20       $     1.81          $  1.72           $  1.45
   Dividends paid per common share          $     1.62    $    1.54       $     1.52          $  1.48           $  1.43
  ------------------------------------------------------------------------------------------------------------------------
Summary of Consolidated Statements of
   Financial Position
   Total assets                             $ 2,144.0     $1,537.2        $ 1,112.3           $951.9            $877.8
   Long-term borrowings and capital
     lease obligations                      $    53.0     $   53.0        $    53.0           $ 53.4            $ 28.4
   Convertible redeemable preferred
     stock                                  $    --       $   --          $    20.0           $ --              $ --
   Company obligated mandatorily
     redeemable capital securities          $   408.9     $  408.9        $    --             $ --              $ --
   Shareholders' equity:
     Common                                 $   419.3     $  345.3        $   345.6           $341.1            $299.5
     Per common share                       $    14.53    $   11.75       $    11.50          $ 11.21           $  9.78
     Return on average equity                    35.2%(5)     19.1%            15.6%            19.5%             16.9%
   Stock price per share:
     High                                   $    57.63    $   37.67       $    34.83          $ 33.50           $ 35.58
     Low                                    $    36.00    $   29.58       $    28.58          $ 26.50           $ 24.08
     Close                                  $    41.06    $   36.80       $    30.92          $ 33.33           $ 26.58
     Common shares outstanding at end
       of year (4)                               28.9         29.4             30.0             30.5              30.6
  ------------------------------------------------------------------------------------------------------------------------
Insurance
   Operating gain                           $    41.2     $   39.8        $    21.8           $ 34.2            $ 20.7
   Loss ratio                                    44.2%        44.4%            45.6%            39.8%             42.5%
   Expense ratio                                 45.2%        47.3%            49.1%            50.9%             50.5%
                                          -------------- --------------- --------------- ----------------- ----------------
   Combined ratio                                89.4%        91.7%            94.7%            90.7%             93.0%(6)
 ------------------------------------------------------------------------------------------------------------------------
Engineering Services
   Operating gain                           $     7.3     $    4.3        $     7.3           $  6.7            $  4.3
       Engineering services margin                7.8%         7.1%            13.2%            13.3%              9.0%
------------------------------------------------------------------------------------------------------------------------
Investments
   Net investment income                    $    64.2     $   36.8        $    32.3           $ 28.9            $ 26.2
   Realized investment gains                     25.4         14.1             12.1              2.8               8.7
                                          -------------- --------------- --------------- ----------------- ----------------
     Income from investment operations      $    89.6     $   50.9        $    44.4           $ 31.7            $ 34.9
------------------------------------------------------------------------------------------------------------------------

(1)Prior year information has been restated to reflect Radian LLC as a discontinued operation.
(2)All per share and share data has been restated to reflect stock splits.
(3)Excludes revenues from investments accounted for under the equity method.
(4)Reflects the repurchase of approximately 1.2, 1.5, 0.4, 0.2 and 0.2 million shares in 1998, 1997, 1996, 1995 and 1994, respectively.
(5)Includes gain on sale of IRI and discontinued operations of Radian.
(6)Excludes charge for Proposition 103.

Item 7.  Management's Discussion and Analysis of Consolidated Financial
              Condition and Results of Operations.

(dollar amounts in millions, except per share amounts)

                        Summary of Results of Operations

Consolidated Overview

For the years ended December 31,     1998           1997             1996
--------------------------------------------------------------------------------
Revenues:
Gross earned premiums               $770.5         $609.3           $556.5
Ceded premiums                       374.4          118.1            107.9
                                 -----------------------------------------------
Insurance premiums                  $396.1         $491.2           $448.6
Engineering services                  93.5           61.3             55.8
Net investment income                 64.2           36.8             32.3
Realized investment gains             25.4           14.1             12.1
                                 -----------------------------------------------
Total revenues                      $579.2         $603.4           $548.8
Gain on sale of IRI                 $ 36.6         $ --             $ --
Income from continuing
   operations                       $104.1         $ 66.3           $ 54.6
Discontinued operations               30.3           --               (1.2)
Net income                          $134.4         $ 66.3           $ 53.4
Earnings per share*:
   Income from continuing
      operations:
      Basic                         $  3.55        $  2.21          $  1.81
      Assuming dilution             $  3.35        $  2.20          $  1.81
   Net income:
      Basic                         $  4.59        $  2.21          $  1.77
      Assuming dilution             $  4.21        $  2.20          $  1.77
--------------------------------------------------------------------------------


* Prior years restated to reflect 1998 stock split.


The table above presents consolidated results of HSB Group, Inc. (HSB or the Company).

     Net income for 1998 included after-tax gains on the sale of HSB's interest in Industrial Risk Insurers (IRI) of $23.8 million and Radian International LLC (Radian LLC) of $30.3 million. The Radian LLC gain is net of after-tax operating losses of $6.6 million that were deferred in 1997 when the decision was made to exercise HSB's option to put the Company's interest to The Dow Chemical Company
(Dow). As a result, HSB's interest in Radian LLC was classified as a discontinued operation in 1997. The Company's after-tax earnings, excluding the after-tax gains on sales of IRI and Radian LLC, increased 20.9 percent in 1998 compared with 1997 due to increased underwriting profits, improved engineering results and higher net realized gains.

     Net income and income from continuing operations per common share on a diluted basis increased 24.2 percent and 21.4 percent, respectively, in 1997 from 1996 due to significantly higher underwriting gains in the Company's insurance operations.

     On January 2, 1998, the Company exercised its option to put its 40 percent share in Radian LLC to Dow, for approximately $129 million, net of expenses. Radian LLC was formed in January 1996 as a joint venture with Dow to provide environmental, engineering, information technology, remediation and strategic chemical management services to industries and governments worldwide. In connection with the formation of the new company, the Company contributed substantially all of the assets of its wholly owned subsidiary, Radian Corporation to Radian LLC. The results of Radian LLC were classified as discontinued operations following ratification in July 1997 by HSB's Board of Directors of management's decision to exercise its put. The after-tax gain of $30.3 million recognized in 1998 is net of deferred losses previously noted. In 1996 and prior to July 1997, the Company's share of the joint venture's results was recorded as equity in Radian.

     On January 6, 1998, the Company sold its interest in IRI to Employers Reinsurance Corporation (ERC) in accordance with a previously announced purchase and sale agreement between ERC and IRI's twenty-three member insurers. The Hartford Steam Boiler Inspection and Insurance Company (HSBIIC) received gross proceeds of $49.1 million, prior to transaction costs, for its 23.5 percent share in IRI. The gain on the sale of IRI was $36.6 million pre-tax and $23.8 million after-tax. Because the sale was structured in part as a reinsurance transaction, a portion of HSBIIC's gross proceeds was utilized to reinsure in-force policies with ERC.

     IRI is an unincorporated, voluntary joint underwriting association which provides property insurance for the class of business known as Highly Protected Risks (HPR) for larger manufacturing, processing and industrial businesses, which have invested in protection against loss through the use of sprinklers and other means. IRI primarily writes policies on a syndicate basis that specifies to the insured the percentage share of risk accepted by each member of the association. Each member company, therefore, operates as a direct insurer or reinsurer on such policies and participates in the premiums and losses generated thereunder in proportion to its membership interest. In 1997 and 1996, HSBIIC's membership shares were 23.5 and 14 percent respectively; in 1995 and prior the shares were 0.5 percent.

     In essence, IRI facilitates the proportional sharing of risk under one policy where each member is essentially considered to be the direct writer for reporting, premium tax and other regulatory purposes. Liability on such policies is several and not joint, and therefore, members are not responsible for policy liabilities of the other members. An increased participation does not expose HSBIIC to the effect of adverse loss development on claims incurred prior to the effective date of the increase; conversely a decrease in participation does not release HSBIIC from the effect of adverse development.

     Contemporaneous with the close of the sale, IRI was reconstituted with ERC (with a 99.5 percent share) and HSBIIC (with a 0.5 percent share) as the sole members. The new association has been renamed HSB Industrial Risk Insurers. HSBIIC writes the business for HSB Industrial Risk Insurers using its insurance licenses and provides certain other services. In addition, through various quota share reinsurance agreements with ERC and HSB Industrial Risk Insurers, HSBIIC transferred its manufacturing book of business to HSB Industrial Risk Insurers and retains 85 percent of the equipment breakdown insurance and 15 percent of the property insurance of the combined insurance portfolio. This arrangement is the largest contributing factor in the growth of both gross earned premium and ceded premium. As a result, the unearned insurance premiums, reinsurance assets and the ceded reinsurance payables reflected in the Consolidated Statements of Financial Position have increased significantly. The agreements are of indefinite duration, but ERC has an option to purchase HSB's interest in the business in the event of a 50 percent or more change in control of HSB.

     In contemplation of HSB's expanded role, on December 31, 1997 a business trust formed by HSB sold $300 million of 20 year, 7 percent Convertible Capital Securities in a private placement to ERC. The Convertible Capital Securities are convertible into shares of HSB common stock, at any time, subject to regulatory approval, at a conversion price of $56.67 per share, restated to reflect the May 22, 1998 three-for-two stock split (formerly a conversion price of $85.00 per share). $250 million of the proceeds were contributed to HSBIIC and $50 million was retained by HSB (see note 13).

     Total revenues declined 4.0 percent in 1998 and grew 9.9 percent in 1997. Gross earned premiums grew 26.4 percent in 1998. Much of this growth is attributable to HSB Industrial Risk Insurers and growth in our commercial book of business, as well as through the acquisition of the Kemper book noted in the Other Developments section of this MD&A.

     The  combined  ratio for the Company  improved to 89.4 percent in 1998 from
91.7 percent in 1997. In 1996 the combined ratio was 94.7 percent.

     Engineering services revenue increased 52.6 percent in 1998 and 9.9 percent in 1997. The growth in 1998 was primarily due to acquisitions made late in 1997 and in 1998 as well as growth in certain core businesses.

     Net investment income grew 73.9 percent in 1998 primarily due to the investment of proceeds from the sales of IRI and Radian LLC and the capital securities issued in the second half of 1997.

     The effective tax rates on income from continuing operations before distributions on capital securities for 1998 was 29.6 percent compared to 26.8 percent and 25.1 percent for 1997 and 1996. Tax rate fluctuations occur as the levels of underwriting and engineering services results and realized gains change the mix of pre-tax income between fully taxable earnings and tax preferred earnings that can be obtained by investing in certain instruments. Various tax credits (primarily foreign tax credits) also impact the effective rate. The Company continues to manage its use of tax advantageous investments to maximize after-tax earnings.


Recent Accounting Developments

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income," which requires items that comprise comprehensive income be reported in a financial statement display with the same prominence as other financial statements. This includes the presentation of items such as market value adjustments of securities, foreign currency translation and certain adjustments made for benefit plans. This statement was implemented in the first quarter of 1998.

     Also in June of 1997,  the FASB  issued SFAS No.  131,  "Disclosures  about
Segments of an Enterprise and Related Information." This statement requires companies to report financial and descriptive information about reportable operating segments. It includes disclosure requirements relating to products and services, geographic areas and major customers. This statement was implemented at year-end 1998 and caused the Company to redefine its reportable segments (see note 5).

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that such instruments be measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. This statement is effective for fiscal years beginning after June 15, 1999. The Company anticipates that the adoption of the provisions of SFAS No. 133 will not have a material impact on results of operations, financial condition or cash flows.

     In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for
Insurance-Related Assessments." This statement provides guidance for the recording of a liability for insurance-related assessments. The statement requires that a liability be recorded when all of the following conditions have been met: an assessment has been imposed or it is probable that an assessment will be imposed; the event obligating an entity to pay an imposed or probable assessment has occurred on or before the date of the financial statements; and the amount of the assessment can be reasonably estimated. This statement is effective for fiscal years beginning after December 15, 1998. The Company anticipates that the adoption of the provisions of SOP 97-3 will not have a material impact on results of operations, financial condition or cash flows.

     In March 1998, AcSEC issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement specifies the types of costs that must be capitalized and amortized over the software's expected useful life and the types of costs which must be immediately recognized as expense. For purposes of this SOP, internal-use software is software acquired, internally developed or modified solely to meet the entity's internal needs for which no substantive plan exists or is being developed to market the software externally during the software's development or modification. Certain internal and external costs incurred to develop
internal-use   computer   software  that  relate  to  system  design,   software
configuration and interfaces, coding, testing and installation to hardware should generally be capitalized. This statement is effective for fiscal years beginning after December 15, 1998. The Company's current policy is to capitalize such costs and therefore anticipates that the adoption of the provisions of SOP 98-1 will not have a material impact on results of operations, financial condition or cash flows.

     In April 1998, AcSEC issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." This statement requires the costs of start-up activities and organization costs be expensed as incurred. Start-up costs are defined broadly as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, initiating a new process in an existing facility, or commencing some new operation. Start-up costs include activities related to organizing a new entity (commonly referred to as organization costs). This SOP applies to development stage entities as well as established entities. This statement is effective for fiscal years beginning after December 15, 1998 and initial application should be reported as a cumulative effect of a change in accounting principle. The Company does not expect the application of SOP 98-5 will have a material impact on results of operations, financial condition or cash flows.

     In October 1998, AcSEC issued SOP 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." The SOP identifies several methods of deposit accounting and provides guidance on the application of each method. This statement classifies insurance and reinsurance contracts for which the deposit method is appropriate as contracts that (i) transfer only significant timing risk, (ii) transfer only significant underwriting risk, (iii) transfer neither significant timing nor underwriting risk, and (iv) have an indeterminate risk. This SOP is effective for financial statements for fiscal years beginning after June 15, 1999. Restatement of previously issued financial statements is not permitted. The effect of initially adopting SOP 98-7 should be reported as a cumulative effect of a change in accounting principle. Currently the Company is not party to any contracts which do not comply with the risk transfer provisions of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," and, therefore, does not anticipate the adoption of SOP 98-7 will have a material impact on results of operations, financial condition or cash flows.



Other Developments

     At a special meeting of HSBIIC on June 23, 1997, shareholders voted to approve a proposal which enabled the formation of a new holding company, HSB Group, Inc. Shareholders of HSBIIC's common and convertible redeemable preferred stock became holders of HSB Group, Inc. common and convertible redeemable preferred stock, respectively, through a share exchange approved by the shareholders. Certificates representing HSBIIC's common and convertible redeemable preferred stock automatically represent the corresponding shares of HSB Group, Inc. common and convertible redeemable preferred stock. The holding company was formed in order to achieve greater operating and financial flexibility in connection with certain investments, business operations and financing activities.

     On April 21, 1998, the Board of Directors approved a three-for-two stock split for shares held of record on May 1, 1998. Additional shares resulting from the split were distributed on May 22, 1998. In accordance with SFAS No. 128, "Earnings per Share," all earnings per share presentations have been adjusted to reflect the impact of the stock split, including retroactive restatement of prior periods.

     In April 1998, HSB acquired Solomon Associates, Inc. (SAI) based in Dallas, Texas. SAI is an engineering management consulting firm that provides comparative performance benchmarking consulting to the refining, petrochemical and power generation industries. SAI establishes efficiency and productivity benchmarks for 80 percent of the worldwide petroleum refining industry. This acquisition expands HSB's engineering management consulting services and benchmarking capability.

     HSBIIC completed an acquisition of the monoline boiler and machinery business of Kemper Insurance Companies (Kemper), effective July 1, 1998. The two companies also completed an arrangement for HSBIIC to reinsure boiler and machinery coverage written as part of Kemper's commercial package policies.

     On July 1, 1998, HSB purchased Kemper's ASME inspection services business that certifies boiler and pressure vessel compliance with the codes and standards of the American Society of Mechanical Engineers.



Insurance Operations


For the years ended December 31,    1998        1997          1996
------------------------------ ----------------------------------------------

Gross earned premiums               $770.5       $609.3       $556.5
Ceded premiums                       374.4        118.1        107.9
                               ----------------------------------------------

Insurance premiums                  $396.1       $491.2       $448.6

Claims and adjustment
   expenses                          174.9        217.9        204.4
Underwriting, acquisition
   and other expenses                180.0        233.5        222.4
                               ----------------------------------------------

Underwriting gain                   $ 41.2       $ 39.8       $ 21.8

Loss ratio                            44.2%        44.4%        45.6%
Expense ratio                         45.2%        47.3%        49.1%
Combined ratio                        89.4%        91.7%        94.7%
------------------------------ ----------------------------------------------


     Insurance operations include the underwriting results of HSBIIC, HSB Engineering Insurance Limited (EIL), The Boiler Inspection and Insurance Company of Canada (BI&I), The Allen Insurance Company, Ltd., The Hartford Steam Boiler Inspection and Insurance Company of Connecticut, The Hartford Steam Boiler
Inspection and Insurance Company of Texas and HSBIIC's participation in HSB Industrial Risk Insurers and various other pools.

     Gross earned premiums in 1998 increased 26.4 percent over 1997. Much of this growth is attributable to HSB Industrial Risk Insurers ($155.4 million) as well as the addition of the Kemper portfolio to our commercial business. In 1997, gross earned premiums increased 9.5 percent as a result of IRI ($23.2 million) and growth in both the domestic and global markets.

     Domestically, exclusive of HSB Industrial Risk Insurers, gross earned premiums remained flat in 1998 and increased approximately 3.5 percent in 1997. This performance resulted from the combination of growth in written premiums from our client companies in 1998, 1997 and 1996, and a reduction in our domestic special risk premiums. In addition, the 1998 acquisition of the Kemper direct boiler and machinery book and reinsurance of the boiler and machinery component of their package policies have provided premium growth. Gross earned premiums representing coverage outside the U.S., exclusive of HSB Industrial Risk Insurers, increased 5.4 percent to $133.5 million from $126.7 million in 1997. In 1997, gross earned premiums increased 15.5 percent from 1996.

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

     The increase in ceded premiums of 217.1 percent in 1998 was primarily due to the quota share reinsurance agreements with ERC and HSB Industrial Risk Insurers, as previously discussed, and changes in the Company's reinsurance programs which now utilize more quota share reinsurance on certain of our books of business. We anticipate these new reinsurance contracts and the HSB Industrial Risk Insurers arrangement will continue to result in growth in gross earned premiums but lower growth in net earned premiums. The Company continues to seek opportunities for growth, particularly in those countries where the infrastructure development is moving to the private sector. At the same time, softening of the pricing in this market has occurred globally as the number of insurers offering capacity has expanded. The Company will not write business at rates that would lessen its ability to maintain underwriting profit.

     The Company participates in various facultative, quota share and excess of loss reinsurance agreements to limit its exposure, particularly to catastrophic losses and high risk lines, and to provide additional capacity to write business. The Company evaluates its exposures and reinsurance needs annually to implement a program that corresponds with the level of exposure it is willing to retain. Because the Company has primary responsibility to its insureds, a careful evaluation of the financial strength of those reinsurers it cedes business to is performed. HSB's reinsurance costs continue to be impacted by its prior loss experience and business growth.



For the years ended December 31,    1998          1997             1996
------------------------------------------------------------------------
Provision for claims and
   adjustment expenses
   occurring in the
   current year                    $164.0        $209.5           $214.2
Increase (decrease) in
   estimated claims and
   adjustment expenses
   arising in prior years*           10.9           8.4             (9.8)
                                   --------------------------------------
Total incurred claims and
   adjustment expenses             $174.9        $217.9           $204.4

Loss ratio                           44.2%         44.4%            45.6%
-------------------------------------------------------------------------

* Includes approximately $5.0, $3.3 and $4.9 million of subrogation recoveries, respectively.

     The loss ratio decreased 0.2 percentage points in 1998 from 1997. Current year results were impacted by severe ice storms that affected over 30 percent of Canada in January, as well as a few significant losses in our other international business. The loss ratio decreased 1.2 percentage points in 1997 as compared to 1996 primarily as a result of fewer weather-related losses. Adverse development in 1998 and 1997 added 2.8 and 1.7 percentage points to the respective loss ratio. Positive development in 1996 reduced the loss ratio by
2.2 percentage points. The components of claims and adjustment expenses, net of reinsurance, are displayed above.

     Gross claims and adjustment expenses were $611.7 million in 1998 as compared to $263.1 million in 1997. The increase in gross claims was largely due to the Company's role as direct writer of HSB Industrial Risk Insurers' policies and include approximately $154 million from Hurricane Georges on exposures written by HSB Industrial Risk Insurers. On a net basis the impact on HSB from such hurricane losses after cessions to HSB Industrial Risk Insurers and reinsurance recoveries was $1.9 million.

     Claims and adjustment expense reserves comprise one of the largest liabilities on the Company's Consolidated Statements of Financial Position. Reserves are established to reflect the Company's estimates of total losses and loss adjustment expenses that will ultimately be paid under direct and assumed insurance contracts. Loss reserves include claims and adjustment expenses on claims that have been reported but not yet settled and those that have been incurred but not yet reported to the Company. The length of time that reserves are carried on the Consolidated Statements of Financial Position is a function of the pay-out patterns associated with the types of coverage involved. The majority of claims the Company incurs are short-tailed in nature, relative to the property/casualty industry as a whole, meaning they generally settle shortly after claims are reported. The Company's loss reserve estimates reflect such variables as past loss experience and inflation. In addition, due to the nature of much of the Company's types of coverage, complex engineering judgments are involved. Previously established loss reserves are regularly adjusted as loss experience develops and new information becomes available. Adjustments to previously established reserves are reflected in the financial statements in the period in which the estimates are changed. The Company does not discount its loss reserves.

The expense ratio improved to 45.2 percent in 1998 from 47.3 percent in 1997. The new quota share reinsurance agreements and the HSB Industrial Risk Insurers arrangement with ERC, both of which result in ceding commissions to HSBIIC have positively impacted our expense ratio by approximately 11.0 percentage points. A portion of such ceding commission is intended to reimburse HSB for the additional costs of managing HSB Industrial Risk Insurers and offset the reduction in net earned premiums. The rate of decline in the expense ratio since 1996 may not continue in 1999 and beyond.

The following information summarizes key financial results by reportable insurance segment:

For the years ended December 31,    1998         1997            1996
-------------------------------- ------------ ------------- -----------------
Commercial:
   Net earned premiums             $306.3       $269.0          $253.1
   Net income                        14.8         13.4            11.8
   Income taxes                       4.6          6.1             6.9
Global Special Risks:
   Net earned premiums             $ 83.6       $217.1          $187.7
   Net income (loss)                  9.8         10.7            (3.0)
   Income taxes (benefit)             7.7          6.2            (1.3)
-------------------------------- ------------ ------------- -----------------

The Commercial business has shown strong revenue growth year over year notwithstanding significant price competition as HSB continues to focus on its client company strategy. Net earned premiums in the commercial segment rose $37.3 million in 1998 due primarily to strong growth in client company billings and integration of the Kemper portfolio. Domestic operations posted an underwriting gain that was partially offset by a difficult claims year internationally, particularly due to severe ice storms that affected over 30 percent of Canada. The high tax benefit recognized on Canadian losses caused the effective tax rate decline from 1997.

Global Special Risks net earned premiums declined $133.5 million in 1998 primarily due to the increased use of reinsurance and the arrangement with HSB Industrial Risk Insurers. The business does not set revenue goals as such but rather continues to seek to increase underwriting profits. As part of the arrangement with HSB Industrial Risk Insurers, HSB writes all direct policies for HSB Industrial Risk Insurers and then cedes back these risks 100 percent to HSB Industrial Risk Insurers. HSB then reinsures ERC's 99.5 percent share of the business resulting in the assumption of 85 percent of the equipment breakdown business and 15 percent of the property business. In 1998, the international businesses have been impacted by adverse claims experience as compared to 1997. In 1996, claims experience was positive. In 1998, income taxes as a percentage of net income increased as a result of a decreased use of foreign tax credits.

HSBIIC is currently involved in a claim-related dispute concerning the extent to which a certain explosion event is insured under the boiler and machinery coverage of HSBIIC or under coverages of other insurers. A final decision in an arbitration proceeding on this matter has concluded with a decision requiring HSBIIC to pay $22 million of the amount that was in dispute. The $22 million, less HSBIIC's retention of $3 million, which was reserved for in prior years, is fully reinsured. In response to the ruling, the Company increased both its gross reserves and reinsurance recoverable by $19 million, resulting in no impact to net income.

HSBIIC has filed a motion in Connecticut Superior Court to confirm the arbitration award.The other insurers have contested the award. In the event the award is not confirmed, subsequent proceedings could result in additional amounts on the order of $100 million potentially becoming recoverable from HSBIIC's reinsurers.

The obligations of HSBIIC's reinsurers with respect to this litigation are not in dispute. Therefore, management believes that any adverse outcome in this case will not have a material effect on either the results of operations or financial condition of the Company. HSBIIC's reinsurance contracts do not require HSBIIC to reimburse its reinsurers for any loss such reinsurers might incur should this case not be decided in HSBIIC's favor. Nevertheless, reinsurers often quote rates for future coverages based upon their or other reinsurers' experience on a particular account. Therefore, in the event HSBIIC's reinsurers pay significant sums pursuant to the litigation described above, it is likely HSBIIC's reinsurance rates would increase in future periods. However, given the insured capacity that exists in reinsurance markets worldwide, coupled with HSBIIC's ability to negotiate a redesign or restructuring of its reinsurance program, it does not necessarily mean that such an increase would be material.

HSBIIC was involved in another litigation regarding an explosion event and the extent of HSBIIC's coverage in that matter. The 7th Circuit Court of Appeals recently ruled in HSBIIC's favor and remanded the case for a judgment of no liability to be entered for HSBIIC.

The Company is also involved in various other legal proceedings as defendant or co-defendant that have arisen in the normal course of its business. In the judgment of management, after consultation with counsel, it is improbable that any liabilities which may arise from such litigation will have a material adverse impact on the results of operations or the financial position of the Company.


Engineering Services Operations

For the years ended December 31,         1998       1997            1996
------------------------------------- ---------- ----------- ------------------
Engineering services revenues           $93.5      $61.3           $55.8
Engineering services expenses            86.2       57.0            48.5
                                      ---------- ----------- ------------------
Operating gain                          $ 7.3      $ 4.3           $ 7.3
Operating margin                          7.8%       7.1%           13.2%
------------------------------------- ---------- ----------- ------------------

Engineering services operations include the results of HSBIIC's, EIL's and BI&I's engineering services, HSB Reliability Technologies (HSBRT), HSB Professional Loss Control, HSB International, SAI and the Company's interest in Integrated Process Technologies, LLC.

Engineering services revenues increased 52.6 percent in comparison to 1997. The growth in revenues is primarily due to increases generated by HSBRT, EIL's acquisition of Haughton's engineering in the last quarter of 1997, the addition of SAI in April 1998, as well as revenues generated by some recent small acquisitions. Engineering services revenues in 1997 increased 9.8 percent primarily attributable to increased sales of $3.2 million at HSBRT, offset by a modest decline in revenues from our engineering operations based in Asia.

The Company continues to focus on identifying and evaluating acquisition candidates in the niche engineering management consulting service business, primarily in process industries, in order to expand or complement its engineering service capabilities.

Margins increased 0.7 percentage points in 1998 as a result of improved field service staff utilization and cost efficiencies, which were offset somewhat by the start-up costs of integrating recent acquisitions. Margins declined in 1997 as the Company decreased the staff utilization domestically in order to develop new growth opportunities. The Company continues to maintain staff levels in Asia at somewhat lower than historical productivity levels, as the Company continues to have confidence in its long-term growth prospects in the region.

Investment Operations


For the years ended December 31,       1998            1997              1996
--------------------------------------------------------------------------------
Net investment income               $   64.2          $ 36.8            $ 32.3
Realized investment gains               25.4            14.1              12.1
                                  ----------------------------------------------

Income from investment
   operations                       $   89.6          $ 50.9            $ 44.4
Total cash and invested
   assets, at fair value            $1,094.8          $996.7            $600.9

Unrealized gains, pre-tax           $  113.1          $ 95.3            $ 81.4
--------------------------------------------------------------------------------

The Company's investment strategy continues to be to maximize total return on the investment portfolio through investment income and capital appreciation. Investment strategies for any given year are developed based on many factors including operational results, tax implications, regulatory requirements, interest rates, dividends to stockholders and market conditions. The investment portfolio includes a wide variety of high quality equity securities and both domestic and foreign fixed maturities. The Company continues to manage its use of tax advantageous investments to maximize after-tax investment earnings. The Company does not engage in cash flow underwriting; it seeks to have underwriting profit each year.

None of the Company's claim reserves are discounted as most claims settle, on average, within one year. Therefore, the Company does not use duration measurements in managing its interest rate exposure. Instead, HSB manages its portfolio by laddering a portion of its invested assets such that the effective average estimated maturity of these assets is generally maintained between 5-10 years. This technique provides the Company with a predictable cash flow each year that enables it to respond to the previously discussed parameters that impact its investment strategy. In addition, the Company manages a portion of its invested assets on a long-term/segmented basis to provide interest coverage on the servicing requirements of its convertible capital securities.

Net investment income for 1998 increased $27.4 million compared to 1997 due to the investment of proceeds from capital securities issued during the second half of 1997. In addition, proceeds from the January 1998 sales of HSB's interests in IRI and Radian LLC significantly increased investable funds. Realized investment gains were significantly impacted in 1998 by call premiums on fixed income investments and sales of certain convertible securities and common stocks in response to market conditions.

In 1997 realized gains were reduced by $30.7 million to reflect the estimated fair value of three "zero cost collar contracts" entered into at the end of 1996. These collars were closed out by year-end 1997. Net investment income for 1997 increased $4.5 million in comparison to 1996 as the Company invested the proceeds from its July 1997 Capital Securities offerings. Net investment income was impacted early in 1997 by calls of high yielding preferred stocks. Net investment income increases in 1997 also reflected more investable funds, which were invested during a period of declining rates in comparison to our portfolio averages, and a modest change in the mix of the portfolio from tax preferred investments to more taxable investments with higher pre-tax yields. In 1997 higher interest costs resulted from a larger amount of commercial paper outstanding.

On December 19, 1996, HSBIIC entered into three "zero cost collar contracts" to mitigate the effects of market risk on its U.S. common stock portfolio (which, for management purposes, included certain convertible preferreds). Each contract had a notional value of $50 million and maturity dates ranging from November 1997 to January 1998. The contracts were European style, which means they only settled upon maturity. The contracts, which were entered into when the Standard & Poor's 500 Index (S&P 500 Index) was 744.3, allowed HSBIIC to recover from the counterparty if the index was below 695.2 at the time of maturity, and required HSBIIC to reimburse the counterparty if the index was above a range of 811.3 to
818.7 at the time of maturity.

In the fourth quarter of 1997, HSBIIC settled all of its outstanding contracts that required HSBIIC to pay its counterparty $30.7 million in foregone appreciation on its portfolio. In 1997, the Company's U.S. common stock portfolio experienced a total return of $57 million (which included price appreciation of approximately $54 million) and had a price movement correlation with the S&P 500 Index well in excess of 80 percent.

Through its U.K. subsidiary, EIL, the Company writes business in Malaysia and up through December 31, 1997 was required to maintain approximately 50 million ringgit denominated investments ($12.8 million) on deposit in that country. At December 31, 1998 the Company's deposits in that currency was 29 million ringgit, which equated to $7.7 million. Due to the recent fluctuations of currencies in southeast Asia, realized investment gains increased by $0.1 million in 1998 and were reduced by $7.4 million during 1997.

HSB's investment portfolio continues to consist of high grade domestic and foreign investments. Excluding short-term investments, HSB's investments are primarily comprised of publicly traded, highly liquid securities. At the end of 1998, HSB's fixed maturities portfolio comprised 53.6 percent of the value of the invested assets. The credit quality of HSB's bond investments at December 31, 1998, averaged an A rating. HSB's portfolio does not include any bonds in default as to either principal or interest. Bonds held at December 31, 1998, had a fair value of $357.9 million. Redeemable preferred stocks averaged a BBB rating. Declining yields available on new fixed maturities relative to higher yields on maturing investments over the past few years have also moderated investment income growth.

The carrying value of the equity securities portfolio represented 40.6 percent of the investments at December 31, 1998. This included $110.8 million of unrealized investment gains, which had a net increase of $18.3 million from 1997 as a result of strong performance of certain S&P 500 "large cap" stocks. HSB also recorded $20.4 million of dividends and $20.7 million of net pre-tax realized gains from this portfolio in 1998. The Company's largest single holding accounted for less than 1 percent of total consolidated assets. Realized investment gains increased in 1998 over 1997 (and in 1997 over 1996) as HSB managed its portfolio to respond to changing market conditions and tax planning opportunities.



Market Risk

Market risk generally encompasses systemic risks or risks associated with macro factors relating to economic losses due to adverse changes in the fair value of a financial instrument. Market risk relates to the variability of market prices and/or cash flows associated with changes in interest rates, securities prices, market indices, yield curves or currency exchange rates and is inherent to all financial instruments. The Company's investment strategy is to maximize total return on the investment portfolio through investment income and capital appreciation and is based on such factors as operational results, tax implications, regulatory requirements, interest rates, dividends to stockholders, servicing requirements of capital securities and market conditions.

The focus of this disclosure is on one element of market risk - price risk. For the Company, price risk relates to changes in the level of prices of financial instruments due to changes in interest rates, equity prices or foreign exchange rates. The primary price risk exposures of the Company relate to interest rate and equity price risk.

For purposes of this disclosure market risk sensitive instruments are to be categorized as instruments entered into for trading purposes and instruments entered into for purposes other than trading. The Company does not hold any financial instruments entered into for trading purposes and, therefore, market risk sensitive instruments are classified as held for purposes other than trading.



Interest Rate Risk

Interest rate risk is the major price risk facing the Company's fixed income portfolio. Such exposure can subject the Company to economic losses due to changes in the level or volatility of interest rates. Bond prices change inversely with the direction of interest rates. Generally, as interest rates rise prices for fixed income instruments will fall. As rates decline the inverse is true. The Company attempts to mitigate this risk by investing in high quality issues using a buy and hold approach.


Equity Market Risk


Equity market risk is defined as the chance that market influences will affect the expected returns of all equities. Returns are influenced not only by the fundamental attributes of investment securities, but by the price movements of the general marketplace. Much of this depends on the sensitivity to the overall market of the individual issue. The Company attempts to reduce this risk through diversification and a focus on high quality, blue chip investments.


Foreign Exchange Risk


Foreign exchange risk arises from the possibility that changes in foreign currency exchange rates will adversely impact the value of financial instruments. The Company has foreign exchange exposure when it buys or sells foreign currencies or financial instruments denominated in a foreign currency. The Company's foreign transactions are primarily denominated in Canadian dollars.



Sensitivity Analysis


The following analysis illustrates the sensitivity of the market value of the Company's financial instruments to selected changes in market rates and prices. The range of changes selected reflects the Company's view of reasonably possible market movements over a one-year period. The range of values selected should not be interpreted as the Company's prediction of future market events, but rather an illustration of the impact of such events.

The analysis assumes that the composition of the Company's interest rate sensitive assets and liabilities existing at the beginning of the period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the time to maturity. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Accordingly, the analysis may not be indicative of, is not intended to provide and does not provide a precise forecast of the effect of changes of market interest rates on the Company's income or stockholders' equity. Further, the computations do not contemplate any actions the Company would undertake in response to changes in interest rates.

The sensitivity analysis assumes an instantaneous shift in market interest rates, with scenarios of interest rates increasing and decreasing 100 and 150 basis points from their levels at December 31, 1998 with all other variables held constant. The analysis assumes the yield to worst methodology. A 100 and 150 basis point increase in the market interest rates would result in a pre-tax decrease in the net financial instrument position of $38.2 million and $55.1 million, respectively. Similarly, a 100 and 150 basis point decrease in market interest rates would result in a pre-tax increase in the net financial instrument position of $38.2 million and $55.1 million, respectively.

The Company's long term debt of $25.1 million as of December 31, 1998 is denominated in U.S. dollars. The Company's long term debt and convertible capital securities have been issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of 100 and 150 basis point increases in interest rates on the fixed rate debt would result in a decrease in the market value of the debt by $0.3 million and $0.5 million, respectively. The effect on the convertible capital securities is estimated to be $14.7 million and $21.7 million and is calculated without giving any effect to the relationship of the conversion price to the current market price of HSB Group, Inc. common stock. The impact of 100 and 150 basis point increases in interest rates on the variable rate capital securities would result in an additional charge to pre-tax income of $1.1 million and $1.6 million, respectively, per year. A 100 and 150 basis point decrease in interest rates would increase pre-tax income by $1.1 million and $1.6 million, respectively, per year.

Equity price risk was measured assuming an instantaneous 10 percent and 25 percent change in the S&P 500 Index from its level at December 31, 1998 with all other variables held constant. The Company's equity holdings (comprised of common stocks and non-redeemable preferreds) were assumed to be 100 percent correlated to this index. A 10 percent and 25 percent increase or decrease in the S&P 500 Index would result in a $24.9 million and $62.4 million increase or decrease, respectively in the net financial instrument position.

The sensitivity analysis also assumes an instantaneous 10 percent and 20 percent change in the foreign currency exchange rates versus the U.S. dollar from their levels at December 31, 1998 with all other variables held constant. A 10 percent and 20 percent strengthening of the U.S. dollar would result in decreases of $6.4 million and $12.4 million, respectively, in the net financial instrument position. Weakening of the U.S. dollar versus all other currencies would result in like increases in the net financial instrument position.

The following table reflects the estimated effects on the market value of the Company's financial instruments due to an increase in interest rates of 100 basis points, a 10 percent decline in the S&P 500 Index, and a decline of 10 percent in foreign currency exchange rates.



Held For Other Than Trading Purposes

                                 Market      Interest    Currency      Equity
 At December 31, 1998            Value       Rate Risk      Risk        Risk
--------------------------------------------------------------------------------
Fixed maturity securities      $  577.1      $(27.1)       $(2.1)     $  --
Equity securities                 437.1       (10.2)        (1.9)      (24.9)
Short term investments             62.3        (0.9)        (2.4)        --
                               --------      --------      -------    --------
   Total all securities        $1,076.5      $(38.2)       $(6.4)     $(24.9)

The following table reflects the estimated effects on the market value of the Company's financial instruments due to an increase in interest rates of 150 basis points, a 25 percent decline in the S&P 500 Index, and a decline of 20 percent in foreign currency exchange rates.

Held For Other Than Trading Purposes

                                  Market     Interest     Currency     Equity
At December 31, 1998              Value     Rate Risk      Risk        Risk
--------------------------------------------------------------------------------

Fixed maturity securities      $   577.1    $(39.4)      $ (4.2)     $  --
Equity securities                  437.1     (14.4)        (3.7)       (62.4)
Short-term investments              62.3      (1.3)        (4.5)        --
                              --------------------------------------------------

   Total all securities         $1,076.5    $(55.1)      $(12.4)      $(62.4)
--------------------------------------------------------------------------------


Statement of Comprehensive Income

In addition to the impact of HSB's results of operations, the Consolidated Statements of Comprehensive Income displays the effects of price movements on HSB's invested assets. As a result of the market corrections and subsequent rebounds, 1998 cumulative holding gains, net of taxes, increased $28.1 million as compared to the increase in 1997 of $21.3 million and $16.7 million in 1996.



Liquidity and Capital Resources

At December 31,                                   1998             1997
---------------------------------------------- ---------------- --------------

Total assets                                    $2,144.0         $1,537.2
Short-term investments                              62.3            131.3
Cash and cash equivalents                           18.3            293.2
Short-term borrowings                               21.0             42.4
Capital securities of subsidiary Trust I           108.9            108.9
Capital securities of subsidiary Trust II          300.0            300.0
Common shareholders' equity                        419.3            345.3
---------------------------------------------- ---------------- --------------

Liquidity refers to the Company's ability to generate sufficient funds to meet the cash requirements of its business operations. HSB is a holding company whose principal subsidiary is HSBIIC. HSB relies on investment income, primarily in the form of dividends from HSBIIC, in order to meet its short and long-term liquidity requirements including the service requirements for its capital securities. The Company receives a regular inflow of cash from maturing investments, engineering services and insurance operations. The mix of the investment portfolio is managed to respond to expected claim pay-out patterns and the service requirements of the Company's capital securities. HSB also maintains a highly liquid short-term portfolio to provide for immediate cash needs and since the issuance of the $110 million of Global Floating Rate Capital Securities in July 1997, which are discussed below, to offset a portion of interest rate risk relating to such securities. The Company's cash equivalents and short-term portfolio at December 31, 1997 reflects the temporary investment of the proceeds from the $300 million Convertible Capital Securities discussed below.

On July 15, 1997, HSB sold $110 million of 30 year Global Floating Rate Capital Securities (Capital Securities) in a private placement. The securities are generally non-callable for ten years, but may be called earlier by HSB upon the occurrence of certain tax events including loss of deductibility of interest on the securities. The securities were issued through HSB Capital I (Trust I), a Delaware business trust created by HSB, at a floating rate equal to 90 day LIBOR plus 0.91 percent. The current coupon is 6.3 percent. Holders of the Capital Securities will be entitled to receive preferential cumulative cash distributions accumulating from the date of original issuance and payable quarterly in arrears. HSB has the right to defer payment of distributions on the securities at any time or from time to time for a period not exceeding 20 consecutive quarterly periods with respect to each deferral period. During an extension period, interest will continue to accrue and the amount of distributions to which holders of the Capital Securities are entitled will accumulate, and the Company will be prohibited from paying any cash dividends on its common stock. The

Company has irrevocably and unconditionally guaranteed all of Trust I's obligations under the Capital Securities. The Company has used or may use the proceeds for general corporate purposes, including the repurchase of HSB common stock; funding investments in, or extensions of credit to subsidiaries; repayment of maturing debt; and financing possible future acquisitions. HSB subsequently filed a registration statement covering securities with terms identical in all material respects and offered to exchange registered securities for the original Capital Securities. The exchange was completed on December 11, 1997. The floating rate Capital Securities are currently rated BBB by Standard & Poor's and BBB+ by Duff & Phelps credit rating agencies.

On December 31, 1997, HSB Group, Inc. sold $300 million of 20 year Convertible Capital Securities in a private placement to ERC. The Convertible Capital Securities are callable by the Company at its option (i) at any time after seven years; (ii) upon the occurrence of certain tax events including loss of deductibility of the interest on the securities; (iii) in the event that HSB vetoes a prospective purchaser of the Convertible Capital Securities; or (iv) in the event of a change in control of ERC. The Convertible Capital Securities are mandatorily redeemable on December 31, 2017, and are redeemable at par plus a redemption premium, at the option of ERC, in the event of a change in control of HSB within five years following issuance of the securities.

The Convertible Capital Securities are convertible, in whole or in part, at ERC's option at any time, subject to regulatory approval, into shares of HSB common stock at a conversion price of $56.67, subject to adjustment. HSB has provided certain registration rights to ERC in connection with the common stock into which the Convertible Capital Securities are convertible pursuant to a Registration Rights Agreement dated December 31, 1997. Were ERC to exercise its conversion rights in total, it would hold at December 31, 1998, on a fully diluted basis, approximately 15.5 percent of HSB's common stock. Pursuant to certain provisions contained in the Purchase Agreement dated December 31, 1997, ERC has agreed to certain "standstill" arrangements which for a period of five years will preclude ERC from purchasing any common stock of HSB, other than by exercise of its conversion rights, and will limit its ability to take certain other actions with respect to HSB during that period.

The securities were issued through HSB Capital II (Trust II), a Delaware business trust created by HSB, at a 7 percent coupon, payable semi-annually. The Convertible Capital Securities rank pari passu with the Capital Securities issued July 1997. Holders of the Convertible Capital Securities will be entitled to receive preferential cumulative cash distributions accumulating from the date of original issuance and payable semi-annually in arrears. HSB has the right to defer payment of interest at any time or from time to time for a period not exceeding 10 consecutive semi-annual periods with respect to each deferral period. During an extension period, interest will continue to accrue and the amount of distributions to which holders of the Convertible Capital Securities are entitled will accumulate, and HSB will be prohibited from paying any cash dividends on its common stock. HSB has irrevocably and unconditionally
guaranteed  all  of  Trust  II's  obligations  under  the  Convertible   Capital
Securities.

Cash provided from operations was $55.6 million in 1998 compared to $26.1 million for 1997. Insurance operations cash flows (excluding HSB Industrial Risk Insurers) were impacted by a decline in net claims paid of 2.9 percent compared to the same period in 1997 while premiums collected were 6.2 percent higher in 1998. Payments to reinsurers for ceded premiums increased approximately 72 percent in the current year. HSBIIC's participation in HSB Industrial Risk Insurers impacted components of the Consolidated Statements of Cash Flows, including a positive impact of $35.3 million and $1.5 million for 1998 and 1997, respectively, to cash provided from operations.

Capital resources consist of shareholders' equity, capital securities and debt outstanding, and represent those funds deployed, or available to be deployed, to support business operations. Common shareholders' equity of $419.3 million at December 31, 1998 increased $74.0 million since December 31, 1997. The increase reflects net income of $134.4 million and an increase in unrealized gains, net of tax, of $11.0 million, offset by dividends of $47.9 million and $22.2 million net share repurchases. On October 30, 1997, the sole holder of convertible redeemable preferred stock converted those shares into 597,609 shares of common stock, restated to reflect the May 22, 1998 three-for-two stock split (formerly 398,406 shares) adding $20 million to common shareholders' equity.

Pursuant to the share repurchase authorization approved by the Board, during 1998, HSB repurchased approximately 1.2 million shares at a cost of $47.7 million. At December 31, 1997, treasury stock of $85.9 million was reclassified to retained earnings and additional paid-in capital to reflect the elimination of the concept of treasury shares in accordance with the Connecticut Business Corporation Act which became effective January 1, 1997. On January 25, 1999, the Board renewed the authorization to repurchase up to 3 million shares of common stock.

At December 31, 1998, HSBIIC had significant short-term borrowing capacity. HSBIIC is currently authorized to issue up to $75 million of commercial paper. Commercial paper outstanding at December 31, 1998 and 1997 was $20.0 million and $42.3 million, respectively. In 1998, Standard & Poor's and Duff & Phelps credit rating services reaffirmed their highest ratings for the commercial paper.

The Company writes business in European markets primarily through its U.K. subsidiary, EIL. The adoption of a common currency (the euro) by eleven of the fifteen member countries of the European Union on January 1, 1999 is not expected to result in a substantial change in the business or a significant increase in costs in the short term. In part, this is due to the fact that much of the business is U.S. dollar denominated. The U.K. is not a first wave euro country and as such the primary impact will be in Spain and the Irish Republic. Over time, if the U.K. adopts the euro as its currency, there may be more of an impact, however, the number of affected transactions are such that a manual backup system is practicable. The Company will continue to monitor developments and assess impacts on markets, pricing and reporting.



Year 2000

Year 2000 Plan and State of Readiness

In 1996, the Company began a comprehensive effort to assess and address issues affecting the Company, which related to the inability of computer equipment and embedded computer chips to distinguish between the year 1900 and the year 2000. As has been well publicized, many computer systems and date controlled equipment may cease to function or may function in a different manner when the year 2000 arrives because they are programmed to recognize only the last two digits of the year.

As a part of this effort, the Company established a Year 2000 Program to address four key areas: (i) applications software, primarily consisting of the Company's policy management, claims, financial recording and reporting, human resource systems, and engineering databases and systems; (ii) infrastructures, such as mainframe and corporate servers, workstations and networking components; (iii) embedded technology in facilities in which the Company conducts its operations and in testing equipment used by the Company's engineering staff; and (iv) key business partners and suppliers. In addition, the Company is evaluating potential coverage exposures arising out of the Year 2000 and its impact on insured equipment. The Company's Year 2000 Program consists of six partially overlapping stages for the key areas listed above: (i) assessment and analysis;
(ii) development, renovation and replacement; (iii) implementation; (iv) testing and certification; (v) contingency planning; and (vi) audit and review. The Company is using members of its internal information technology staff as well as external consultants and programmers to complete various tasks in connection with its Year 2000 Program and is currently on schedule.

The Company has completed the assessment and analysis phase for its policy management, claims, and financial recording and reporting, and human resource systems and engineering databases and systems. The Company has largely completed the development, renovation, replacement and implementation phases for all of these applications as of December 31, 1998 with the exception of human resource and certain non-critical financial reporting and engineering systems which are expected to be compliant by mid-1999.

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

The Company is currently in the process of identifying and contacting key suppliers of services and business partners, such as client companies, agents and brokers, with whom the Company has significant business relations and who may either electronically provide to, or receive from, the Company certain financial and other information. The Company expects to compile the assessment of the potential impact on the Company of such parties' Year 2000 state of readiness and remediation plans by the end of the first quarter of 1999 and conduct renovations and/or replacement and compliance testing, as appropriate.

The Company is relying upon Year 2000 readiness statements of other entities and has not independently verified the accuracy of such statements.



Costs

It is currently estimated that the Company's aggregate spending in connection with the Year 2000 Program will be in the range of $26 million of which approximately $19.7 million has been expended through December 31, 1998. Certain of these costs are being expensed as they are incurred and are being funded through operating cash flow. The Company has expensed $5.1 million, $1.5 million and $0.2 million in 1998, 1997 and 1996, respectively. It is estimated that expenditures of $5.2 million for 1999 will be expensed as incurred. The remainder of the $26 million estimate relates to systems that the Company anticipated replacing in the normal course of information technology development but the timetable for which was accelerated in contemplation of the Year 2000 event. Costs of replacement and renovation of information systems and infrastructure that would have occurred in the normal course of business without the advent of the Year 2000 event are excluded from these amounts. The current estimate also does not include any costs associated with the implementation of contingency plans that are in the process of being developed.

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

As an insurance company, the Company maintains a significant portfolio of investments in cash, short-term fixed income, and equity securities. Inasmuch as the advent of the Year 2000 may cause events, business interruptions and altered economic facts and circumstances, the value of the Company's investments may be affected favorably or unfavorably. The Company is selectively monitoring the Year 2000 compliant status of the corporate issuers of the securities in its investment portfolio primarily through reviewing public disclosure documents. State government and municipal bonds held by the Company are general obligations and/or are credit-enhanced and therefore the Company does not perceive there to be a significant credit risk with these securities in the absence of a severe Year 2000 disruption affecting governments and businesses generally. An immaterial portion of the Company's portfolio is invested in non-public issues where public disclosure documents are unavailable. Due to the difficulty in estimating the scope and duration of such events, the Company is unable to determine at this time whether the consequences of such developments will have a material impact on the Company's investment portfolio and therefore, on the Company's results of operations, liquidity or financial condition.



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



Insurance Coverage Issues

The Company continues to evaluate the potential coverage exposures arising out of the Year 2000 event and its impact on insured equipment. The Company has filed with the various jurisdictions an endorsement to its equipment breakdown forms which reiterates that coverage is not provided for the inherent inability of computers and computerized equipment to properly recognize a particular date or time, such as the year 2000. The endorsement is being included in policies in all states that have approved the endorsement. In the four jurisdictions that have not approved the endorsement, a notice reiterating the Company's coverage intent with respect to Year 2000 exposures is being sent to policyholders. The Company has recently filed a similar endorsement for use with its all-risk policy and expects to receive approvals consistent with those received for its equipment breakdown endorsement. Many of the insurers that the Company reinsures for equipment breakdown coverage are issuing similar endorsements to their policies. The Company is conducting an on-going communications program with its client company insurers and agents to disseminate to the ultimate policyholders its Year 2000 loss control suggestions and policy coverage position.

Quantification of the Company's exposure to Year 2000 losses and loss adjustment expenses are not reasonably estimable at this time as applicable policy and reinsurance contract wordings have not been legally tested in the context of such losses.

Forward-Looking Statements

Certain statements contained in this report are forward-looking and are based on management's current expectations. Actual results may differ materially from such expectations depending on the outcome of certain factors described with such forward-looking statements and other factors including: significant natural disasters and severe weather conditions; changes in interest rates and the performance of the financial markets; changes in the availability, cost and collectibility of reinsurance; changes in domestic and foreign laws, regulations and taxes; the entry of new or stronger competitors and the intensification of pricing competition; the loss of current customers or the inability to obtain new customers; changes in the coverage terms selected by insurance customers, including higher deductibles and lower limits; the adequacy of loss reserves; changes in asset valuations; consolidation and restructuring in the insurance industry; changes in the Company's participation in joint underwriting associations, and in particular its arrangement with HSB Industrial Risk Insurers; changes in the demand and customer base for engineering and inspection services offered by the Company, whether resulting from changes in the law or otherwise, and other general market conditions.


Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

See "Market Risk" in Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations in Item 7.


Item 8.  Financial Statements and Supplementary Data.

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                  Page No.

Report of Independent Accountants                                   45

Financial Statements

     Consolidated Statements of Operations
       for the years ended December 31, 1998,
       1997 and 1996.                                               46

     Consolidated Statements of Comprehensive Income
       for the years ended December 31, 1998,
       1997 and 1996.                                               47

     Consolidated Statements of Financial
       Position - December 31, 1998 and 1997.                       48

     Consolidated Statements of Cash Flows
       for the years ended December 31, 1998,
       1997 and 1996.                                               49

     Consolidated Statements of Changes in
       Shareholders' Equity for the years ended
       December 31, 1998, 1997 and 1996.                            50

Notes to Consolidated Financial Statements                          51

Schedule  I -  Summary of Investments-
                 Other than Investments in Related Parties          79

Schedule II - Condensed Financial Information of
                 HSB Group, Inc.                                 80-82

Schedule III - Supplementary Insurance Information                  83

Schedule  IV - Reinsurance                                          84

Schedule V - Valuation and Qualifying Accounts                      85

Schedule VI - Supplemental Information Concerning
                 Property-Casualty Insurance Operations             86

Schedules other than the ones listed above are omitted for the reason that they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors of HSB Group, Inc.:


In our opinion, the consolidated financial statements and the financial statement schedules of HSB Group, Inc. and its subsidiaries listed in Item 8 of this Form 10-K present fairly, in all material respects, the consolidated financial position of HSB Group, Inc. and its subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these consolidated statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





/s/ PricewaterhouseCoopers LLP

January 26, 1999

Financial Statements

                      Consolidated Statements of Operations

For the years ended December 31, (in millions, except per share amounts)



                                             1998          1997          1996
--------------------------------------------------------------------------------
Revenues:

  Gross earned premiums                    $770.5         $609.3        $556.5
  Ceded premiums                            374.4          118.1         107.9
                                            ------------------------------------
  Insurance premiums                        396.1          491.2         448.6
  Engineering services                       93.5           61.3          55.8
  Net investment income                      64.2           36.8          32.3
  Realized investment gains                  25.4           14.1          12.1
                                            ------------------------------------
     Total revenues                         579.2          603.4         548.8
                                            ------------------------------------

Expenses:
  Claims and adjustment                     174.9          217.9         204.4
  Policy acquisition                         66.3           90.7          86.0
  Underwriting and inspection               113.7          142.8         136.4
  Engineering services                       86.2           57.0          48.5
  Interest                                    0.8            1.3           0.6
                                            ------------------------------------
     Total expenses                         441.9          509.7         475.9
                                            ------------------------------------
Gain on sale of IRI                          36.6           --            --

Income from continuing operations
    before income taxes and
    distributions on capital
    securities                              173.9           93.7          72.9

Income taxes (benefit):
  Current                                    45.0           23.8          24.7
  Deferred                                    6.4            1.3          (6.4)
                                            ------------------------------------
     Total income taxes                      51.4           25.1          18.3
                                            ------------------------------------

  Distributions on capital
    securities of subsidiary
    trusts, net of income
    taxes of $9.9; $1.2; and $-              18.4            2.3           --
                                            ------------------------------------
Income from continuing operations           104.1           66.3          54.6
                                            ------------------------------------

Discontinued operations:

  Loss from operations, net of income
    tax benefits of $3.2; $0.1; $0.4         (6.6)          --            (1.2)
  Gain on disposal, net of income taxes
    of $23.7; $-; and $-                     36.9           --              --
                                            ------------------------------------
     Total discontinued operations           30.3           --            (1.2)
                                            ------------------------------------
Net income                                 $134.4         $ 66.3        $ 53.4
                                            ------------------------------------

Earnings (loss) per common share-basic:
  Income from continuing operations        $  3.55        $  2.21       $  1.81
  Discontinued operations                     1.04          --            (0.04)
                                            ------------------------------------
  Net income                               $  4.59        $  2.21       $  1.77
                                            ------------------------------------
                                             29.3           29.5          30.3
Average common shares outstanding
Earnings (loss) per common
  share-assuming dilution:
   Income from continuing operations       $  3.35        $  2.20       $  1.81
   Discontinued operations                    0.86            --          (0.04)
                                            ------------------------------------
   Net income                              $  4.21        $  2.20       $  1.77
                                            ------------------------------------
Average common shares outstanding and
  common stock equivalents                   35.2           30.2          30.3


The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Income

For the years ended December 31, (in millions)


                                                  1998             1997              1996
----------------------------------------------------------------------------------------------------
Net Income:                                      $134.4            $66.3            $53.4
Other comprehensive income, net of tax:
  Unrealized gains on securities:
    Unrealized holding gains arising
     during the period, net of income
     taxes of $16.6; $15.7; and $11.6              28.1             21.3             16.7

    Add: reclassification adjustments
       for gains included in net income           (16.0)           (13.5)            (7.7)
                                                ----------------- ---------------- -----------------
        Total unrealized gains on securities       12.1              7.8              9.0

  Minimum pension liability adjustments,
     net of income taxes                           (0.1)            (0.3)            (0.1)

  Foreign currency translation adjustments,
     net of income taxes                           (1.1)            (0.8)            (0.1)
                                                ----------------- ---------------- -----------------
  Other comprehensive income                       10.9              6.7              8.8
                                                ----------------- ---------------- -----------------
  Comprehensive income                           $145.3            $73.0            $62.2

----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Financial Position

At December 31, (in millions, except per share amounts)

                                                    1998               1997
------------------------------------------------------------------- ------------
Assets:
  Cash and cash equivalents                       $   18.3           $  293.2
  Short-term investments, at cost                     62.3              131.3
  Fixed maturities, at fair value
   (cost-$568.5; $241.1)                             577.1              248.4
  Equity securities, at fair value
   (cost-$326.3; $231.3)                             437.1              323.8
                                               ---------------------------------
   Total cash and invested assets                  1,094.8              996.7
  Reinsurance assets                                 630.4              124.5
  Insurance premiums receivable                      146.7              138.0
  Engineering services receivable                     26.1               12.2
  Fixed assets                                        54.9               36.4
  Prepaid acquisition costs                           46.6               42.5
  Capital lease                                       14.6               15.3
  Investment in Radian                                 0.0               83.4
  Other assets                                       129.9               88.2
                                               ---------------------------------
   Total assets                                   $2,144.0           $1,537.2
                                               ---------------------------------

Liabilities:
  Unearned insurance premiums                     $  477.9           $  287.3
  Claims and adjustment expenses                     550.3              276.7
  Short-term borrowings                               21.0               42.4
  Long-term borrowings                                25.1               25.1
  Capital lease                                       27.9               27.9
  Deferred income taxes                               42.7               31.5
  Dividends and distributions
   on capital securities                              23.2               13.3
  Ceded reinsurance payable                           64.1                3.9
  Other liabilities                                   83.6               74.9
                                               ---------------------------------
   Total liabilities                               1,315.8              783.0
                                               ---------------------------------
Company obligated mandatorily
   redeemable capital securities of
   subsidiary Trust I holding solely
   junior  subordinated deferrable
   interest debentures of the
   Company, net of unamortized
   discount of $1.1 in 1998 and 1997                 108.9              108.9
Company obligated mandatorily redeemable
   convertible capital securities
   of subsidiary Trust II holding solely
   junior subordinated deferrable interest
   debentures of the Company                         300.0              300.0
Shareholders' equity:
  Common stock (stated value; shares
   authorized 50.0;shares issued and
    outstanding 28.9; 29.4)                           10.0               10.0
  Additional paid-in capital                          33.5               31.6
  Accumulated other comprehensive income              66.8               55.9
  Retained earnings                                  311.2              248.8
  Benefit plans                                       (2.2)              (1.0)
                                               ---------------------------------
   Total shareholders' equity                        419.3              345.3
                                               ---------------------------------
   Total                                          $2,144.0           $1,537.2
                                               ---------------------------------
  Common shareholders' equity
   per common share                               $   14.53          $   11.75

1997 amounts restated to reflect 1998 stock split.
------------------------------------------------------------------- ------------

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

For the years ended December 31, (in millions)
                                                                 1998                 1997                1996
-------------------------------------------------------------------------------------------------------------------
Operating activities:
Net income                                                       $134.4               $ 66.3              $ 53.4
Adjustments to reconcile net income to
  cash provided by operating activities:
  Depreciation and amortization                                    15.9                  9.5                10.6
  Deferred income taxes (benefit)                                   6.4                  1.3               (10.0)
  Realized investment gains, including market
   adjustments for derivative instruments                         (25.4)               (14.1)              (12.1)
  Distributions on capital securities                              28.3                  3.5                --
  Gain from disposition of Radian, net of income taxes            (30.3)                --                  --
  Gain from disposition of IRI, net of income taxes               (23.8)                --                  --
  Change in balances, net of effects from
   purchases and sales of subsidiaries:
   Insurance premiums receivable                                   (8.7)               (31.6)              (19.2)
   Engineering services receivable                                (11.2)                (0.5)               (2.7)
   Prepaid acquisition costs                                       (4.1)                (4.9)               (6.5)
   Reinsurance assets                                            (505.9)                38.4              (103.4)
   Unearned insurance premiums                                    190.6                 19.7                54.4
   Ceded reinsurance payable                                       60.2                 (1.5)                1.9
   Claims and adjustment expenses                                 273.6                (26.2)              112.0
   Investment in Radian                                            --                   (3.7)               12.9
   Other                                                          (44.4)               (30.1)                1.6
                                                            ----------------------------------------------------------
     Cash provided by operating activities                         55.6                 26.1                92.9
                                                            ----------------------------------------------------------
Investing activities:
Fixed asset additions, net                                        (20.8)               (10.4)               (1.7)
Investments:
   (Sale) purchase of short-term investments, net                  69.0                (78.7)              (16.1)
   Purchase of fixed maturities                                  (423.5)               (60.6)              (89.0)
   Proceeds from sale of fixed maturities                          66.5                 27.9                93.1
   Redemption of fixed maturities                                  30.8                 14.4                11.5
   Purchase of equity securities                                 (326.7)              (252.9)             (149.3)
   Proceeds from sale of equity securities                        251.8                254.1               131.2
   Proceeds from disposition of Radian                            128.9                 --                  --
   Proceeds from disposition of IRI                                49.1                 --                  --
   Purchase of Solomon Associates, Inc.,
    net of cash acquired                                           (2.1)                --                  --
   Purchase of Kemper books of business                           (27.5)                --                  --
   Settlement of collar contracts                                  --                  (30.7)               --
   Cash transferred to investment in Radian                        --                   --                  (0.7)
                                                            ----------------------------------------------------------
     Cash used in investment activities                          (204.5)              (136.9)              (21.0)
                                                            ----------------------------------------------------------
Financing activities:
Proceeds from Company obligated mandatorily redeemable
  capital securities of subsidiary Trust I                         --                  108.9                --
Proceeds from Company obligated mandatorily redeemable
  convertible capital securities of subsidiary Trust II            --                  300.0                --
(Decrease) increase in short-term borrowings                      (21.4)                39.1               (10.2)
Repayment of long-term debt                                        --                   --                  (0.5)
Dividends and distribution on capital securities                  (66.2)               (46.7)              (46.1)
Reacquisition of stock                                            (47.7)               (54.0)              (13.0)
Exercise of stock options                                           9.3                  7.0                 1.1
                                                            ----------------------------------------------------------
   Cash (used in) provided by financing activities               (126.0)               354.3               (68.7)
                                                            ----------------------------------------------------------
   Net (decrease) increase in cash and cash equivalents          (274.9)               243.5                 3.2
   Cash and cash equivalents at beginning of period               293.2                 49.7                46.5
                                                            ----------------------------------------------------------
   Cash and cash equivalents at end of period                    $ 18.3               $293.2              $ 49.7
                                                            ----------------------------------------------------------
Interest paid                                                    $  2.5               $  3.2              $  2.3
Federal income tax paid                                          $ 52.4               $ 33.8              $ 25.7

Non-cash investing and financing activities:
Issuance of HSB convertible preferred stock in exchange for EIG, Co. preferred stock in 1996; conversion into HSB common stock in 1997; and issuance of HSB common stock in connection with the acquisition of Solomon Associates, Inc. in 1998 (see note 3).

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity


For the years ended December 31, (in millions)

                                         Total          Common     Additional  Accumulated    Retained       Treasury    Benefit
                                         Shareholders'  Stock      Paid-in     Other          Earnings       Stock        Plans
                                         Equity                    Capital     Comprehensive
                                                                               Income
---------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1995              $341.1         $10.0      $33.9       $40.4         $305.1       $(47.7)      $(0.6)
--------------------------------------------------------------------------------------------------------------------------------

Net income                                   53.4          --          --          --            53.4          --          --
Dividends declared                          (45.9)         --          --          --           (45.9)         --          --
Change in accumulated other
   comprehensive income,
   net of tax                                 8.8          --          --          8.8            --           --          --
Benefit plans                                 0.1          --          --          --             --           0.2        (0.1)
Purchase of treasury stock                  (13.0)         --          --          --             --         (13.0)        --
Exercise of stock options                     1.1          --          0.1         --             --           1.0         --
Reclassification of treasury stock            --           --         (2.0)        --           (57.5)        59.5         --
--------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1996              $345.6         $10.0      $32.0       $49.2         $255.1       $  0.0       $(0.7)
--------------------------------------------------------------------------------------------------------------------------------

Net income                                   66.3          --          --          --            66.3          --          --
Dividends declared                          (47.0)         --          --          --           (47.0)         --          --
Change in accumulated other
   comprehensive income,
   net of tax                                 6.7          --          --          6.7            --           --          --
Benefit plans                                (0.3)         --          --          --             --           --         (0.3)
Reacquisition of stock                      (54.0)         --         (1.8)        --           (52.2)         --          --
Conversion of redeemable preferred stock     20.0          --          0.7         --            19.3          --          --
Exercise of stock options                     7.0          --          0.5         --             6.5          --          --
Issuance of reacquired stock, net of          1.0          --          0.2         --             0.8          --          --
   forfeitures
--------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1997              $345.3         $10.0      $31.6       $55.9         $248.8       $  0.0       $(1.0)
--------------------------------------------------------------------------------------------------------------------------------

Net income                                  134.4          --          --          --           134.4         --           --
Dividends declared                          (47.9)         --          --          --           (47.9)        --           --
Change in accumulated other
   comprehensive income,
   net of tax                                10.9          --          --         10.9            --          --           --
Benefit plans                                (1.2)         --          --          --             --          --          (1.2)
Reacquisition of stock                      (47.7)         --         (5.0)        --           (42.7)        --           --
Exercise of stock options                     9.3          --          1.8         --             7.5         --           --
Issuance of reacquired stock, net of         16.2          --          5.1         --            11.1         --           --
   forfeitures
--------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1998              $419.3         $10.0      $33.5       $66.8         $311.2       $  0.0       $(2.2)
--------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements
(in millions, except per share amounts)


1. Accounting Policies


Consolidation

The accompanying financial statements present the consolidated accounts of HSB Group, Inc. and its subsidiaries (collectively, HSB or the Company) and are prepared in accordance with generally accepted accounting principles (GAAP). Significant intercompany transactions and balances have been eliminated in consolidation. The preparation of financial statements in accordance with GAAP requires the use of estimates in reporting certain assets and liabilities. Actual results could differ from those estimates. Certain amounts for 1997 and 1996 have been reclassified to conform with the 1998 presentation.



Insurance

Insurance premium revenues are net of reinsurance ceded and are generally earned on a pro rata basis over the contract period. The portion of gross insurance premiums not earned at the end of the period is recorded as unearned insurance premiums on the Consolidated Statements of Financial Position.

Prepaid acquisition costs, consisting principally of commissions, premium taxes and certain underwriting expenses are amortized as the related insurance premiums are earned. Unearned ceded commissions arising from certain reinsurance transactions are netted in prepaid acquisition costs. All other acquisition costs are charged to operations as incurred.

Liabilities for claims and adjustment expenses for boiler and machinery, property and other coverages represent estimated reserves on claims and adjustment expenses reported but not yet settled and the cost of claims and adjustment expenses incurred but not yet reported. Reserves for claims and adjustment expenses are undiscounted and are gross of amounts recoverable from reinsurers. Reserves are reduced for estimated amounts of salvage and subrogation and deductibles from customers. HSB records subrogation when recoverability is probable, such as when a judgment is returned, liability is admitted to or settlement is reached. The length of time that reserves for claims and adjustment expenses are carried on the Consolidated Statements of Financial Position is a function of the pay-out patterns associated with the types of coverages involved. Estimates for these reserves reflect such variables as past loss experience, changes in judicial interpretation of legal liability, policy coverage and inflation. The establishment of such reserves frequently requires complex engineering judgments. Due to the nature of the variables involved in the reserving process, subjective judgments are an integral component. Previously estimated reserves are regularly adjusted as loss experience develops and new information becomes available. Since reserves are based on estimates, the ultimate liability may be more or less than such reserves. The effects of changes in estimated reserves are included in the results of operations in the period in which the estimates are changed (see note
11).

Reinsurance assets represent amounts due from reinsurers for paid and unpaid claims, paid and unpaid loss adjustment expenses and the unearned portion of premiums ceded through reinsurance agreements.



Engineering Services

HSB recognizes the majority of its engineering services revenues as the service is provided. Costs on such contracts are included in operations as incurred. Provisions are made for losses on contracts at the time such losses become known.

Investments

Cash and cash equivalents include cash on hand and short-term highly liquid investments with maturities of three months or less. Short-term investments have a maturity of one year or less and are carried at cost, which together with accrued interest thereon, approximates fair value. Fixed maturities include bonds, notes and redeemable preferred stocks. Equity securities include common and non-redeemable preferred stocks. All fixed maturities and equity securities are classified as available for sale. Accordingly, these investments are carried at estimated fair value. Estimated fair values of securities classified as available for sale are based principally upon quoted market prices. Unrealized gains and losses on investments classified as available for sale and foreign exchange gains and losses on certain investments in foreign operations where the U.S. dollar is not the functional currency are included net of income tax in shareholders' equity.

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

Financial instruments which qualify for hedge accounting are recorded at market with gains and losses reflected in shareholders' equity. To the extent such instruments do not qualify for hedge accounting, related gains and losses are reflected in results of operations.



Income Taxes

Deferred tax assets and liabilities are generally determined based on the difference between financial statement and tax bases for certain assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are allowed if future realization is more likely than not. Deferred income taxes are provided for unrealized appreciation/depreciation on fixed maturities and equity securities available for sale, prepaid acquisition costs, loss reserve discounting, unearned premiums, certain employee benefit costs and other items which are the result of temporary differences in the treatment of such items for tax and financial statement purposes (see note 12).



Fixed Assets

Fixed assets include real and personal property and certain eligible capitalized system development costs. Fixed assets are carried at cost less accumulated depreciation and amortization. Depreciation and amortization is calculated on the basis of estimated useful lives using straight-line and accelerated methods. Upon retirement or replacement, any gain or loss is included in results of operations.


Goodwill and Other Intangible Assets

Goodwill represents the cost of acquiring a business which is in excess of the fair value of its net assets. Goodwill is generally amortized over 7 to 15 years and other intangible assets over their estimated useful lives. These assets are included in other assets on the Consolidated Statements of Financial Position and amounted to $57.7 and $20.7 million at December 31, 1998 and 1997, respectively. HSB evaluates the reliability of goodwill based upon projections of undiscounted cash flows.


2. Changes in Accounting Principles

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that such instruments be measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. This statement is effective for fiscal years beginning after June 15, 1999. The Company anticipates that the adoption of the provisions of SFAS No. 133 will not have a material impact on results of operations, financial condition or cash flows.

In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position
(SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." This statement provides guidance for the recording of a liability for insurance related assessments. The statement requires that a liability be recorded when all of the following conditions have been met: an assessment has been imposed or it is probable that an assessment will be imposed; the event obligating an entity to pay an imposed or probable assessment has occurred on or before the date of the financial statements; and the amount of the assessment can be reasonably estimated. This statement is effective for fiscal years beginning after December 15, 1998. The Company anticipates that the adoption of the provisions of SOP 97-3 will not have a material impact on results of operations, financial condition or cash flows.

In March 1998, AcSEC issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement specifies the types of costs that must be capitalized and amortized over the software's expected useful life and the types of costs which must be immediately recognized as expense. For purposes of this SOP, internal-use software is software acquired, internally developed or modified solely to meet the entity's internal needs for which no substantive plan exists or is being developed to market the software externally during the software's development or modification. Certain internal and external costs incurred to develop internal-use computer software that relate to system design, software configuration and interfaces, coding, testing and installation to hardware should generally be capitalized. This statement is effective for fiscal years beginning after December 15, 1998. The Company's current policy is to capitalize such costs and therefore anticipates that the adoption of the provisions of SOP 98-1 will not have a material impact on results of operations, financial condition or cash flows.

In April 1998, AcSEC issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." This statement requires the costs of start-up activities and organization costs to be expensed as incurred. Start-up costs are defined broadly as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, initiating a new process in an existing facility, or commencing some new operation. Start-up costs include activities related to organizing a new entity (commonly referred to as organization costs). This SOP applies to development stage entities as well as established entities. This statement is effective for fiscal years beginning after December 15, 1998 and initial application should be reported as a cumulative effect of a change in accounting principle. The Company does not expect the application of SOP 98-5 will have a material impact on results of operations, financial condition or cash flows.

In October 1998, AcSEC issued SOP 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." The SOP identifies several methods of deposit accounting and provides guidance on the application of each method. This statement classifies insurance and reinsurance contracts for which the deposit method is appropriate as contracts that (i) transfer only significant timing risk; (ii) transfer only significant underwriting risk; (iii) transfer neither significant timing nor underwriting risk; and (iv) have an indeterminate risk. This SOP is effective for financial statements for fiscal years beginning after June 15, 1999. Restatement of previously issued financial statements is not permitted. The effect of initially adopting SOP 98-7 should be reported as a cumulative effect of a change in accounting principle. Currently the Company is not party to any contracts which do not comply with the risk transfer provisions of SFAS No.113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," and, therefore, does not anticipate the adoption of this statement will have a material impact on results of operations, financial condition or cash flows.

3. Corporate Activity

Acquisitions / Divestitures

Industrial Risk Insurers

On January 6, 1998, The Hartford Steam Boiler Inspection and Insurance Company (HSBIIC) sold its 23.5 percent share in Industrial Risk Insurers (IRI) to Employers Reinsurance Corporation (ERC), one of the world's largest reinsurance companies, in accordance with a previously announced purchase and sale agreement between ERC and IRI's twenty-three member insurers. The gain on the sale of IRI was $36.6 million pre-tax and $23.8 million after-tax. IRI is a voluntary, unincorporated joint underwriting association, which provides property insurance for the class of business known as "highly protected risks" (HPR) - larger manufacturing, processing, and industrial businesses which have invested in protection against loss through the use of sprinklers and other means. HSBIIC received gross proceeds of $49.1 million, prior to transaction costs, for its
23.5 percent share in IRI. Because the sale was structured in part as a reinsurance transaction, a portion of HSBIIC's gross proceeds was utilized to reinsure in-force policies with ERC.

Contemporaneous with the close of the sale, IRI was reconstituted with ERC (with a 99.5 percent share) and HSBIIC (with a 0.5 percent share) as the sole members. The new association has been renamed HSB Industrial Risk Insurers. HSBIIC writes the business for HSB Industrial Risk Insurers using its insurance licenses and provides certain other management and technical services. In addition, through various quota share reinsurance agreements with ERC and HSB Industrial Risk Insurers, HSBIIC transferred its manufacturing book of business to HSB
Industrial Risk Insurers and retains 85 percent of the equipment breakdown insurance and 15 percent of the property insurance of the combined insurance portfolio.

To support HSB's expanded role, on December 31, 1997, a business trust formed by HSB sold $300 million of 20 year Convertible Capital Securities in a private placement to ERC. These capital securities are convertible into HSB common stock, at any time, subject to regulatory approval, at a conversion price of $56.67, restated to reflect the May 22,1998 three-for-two stock split. $250 million of the proceeds were contributed by HSB to HSBIIC and $50 million was retained at HSB (see note 13).


Radian

On January 2, 1998, HSBIIC exercised its option to put its 40 percent share in Radian International LLC (Radian LLC) to The Dow Chemical Company (Dow), for approximately $129 million, net of expenses. Radian LLC was formed in January 1996 as a joint venture with Dow to provide environmental, engineering, information technology, remediation and strategic chemical management services to industries and governments worldwide. In connection with the formation of the new company, HSBIIC contributed substantially all of the assets and liabilities of its wholly owned subsidiary, Radian Corporation at historical cost to Radian LLC. No gain was recognized on the transfer. The results of Radian LLC were classified as discontinued operations following ratification on July 28,1997 by HSB's Board of Directors of management's decision to exercise its put. The Company's share of Radian LLC's losses incurred subsequent to such decision of approximately $6.6 million after-tax was deferred and recognized at the time the gain was recognized in 1998. This transaction resulted in an after-tax gain of approximately $36.9 million which was recorded in the first quarter of 1998. In 1996 and prior to June 1997, the Company's share of the joint venture's results were recorded as equity in Radian.

Summarized financial data for Radian follows:


                                      1997              1996
------------------------------- ------------------ ----------------

Assets                              $159.7             $156.3
Liabilities                           88.4               62.1
Revenues                             288.0              229.6
Expenses                             314.0              233.6
------------------------------- ------------------ ----------------


Presented at 100 percent - HSBIIC's interest in Radian during these periods was 40 percent.



EIG

In December 1994, HSBIIC acquired the remaining 50 percent interest in Engineering Insurance Group (EIG), a partnership which was jointly formed by HSBIIC and General Reinsurance Corporation (Gen Re) in 1988. The partnership was the parent of Engineering Insurance Company Limited, a London based insurer formed in 1989 principally to offer machinery breakdown coverage to business and industry outside the United States and Canada. Coincident with the December 1994 acquisition, the partnership was incorporated with HSBIIC acquiring all outstanding common shares and Gen Re acquiring preferred shares of the new company, EIG, Co. HSBIIC had the option to request Gen Re to exchange the EIG, Co. preferred stock for HSBIIC convertible redeemable preferred stock at the end of 1996. This option was exercised on December 30, 1996 resulting in the issuance of 2,000 shares of HSBIIC convertible redeemable preferred stock. On October 30, 1997, these shares were converted into 597,609 shares of common stock of HSB, restated to reflect the May 22,1998 three-for-two stock split discussed in Other Activities below (formerly 398,406 shares).



Kemper

HSBIIC completed an acquisition of the monoline boiler and machinery business of Kemper Insurance Companies (Kemper) and Kemper's ASME inspection services business that certifies boiler and pressure vessel compliance with the codes and standards of the American Society of Mechanical Engineers, effective July 1, 1998. The two companies also completed an agreement for HSBIIC to reinsure boiler and machinery coverage as part of Kemper's commercial package policies.



Solomon Associates, Inc.

In April 1998, HSB acquired Solomon Associates, Inc. (SAI) based in Dallas, Texas. SAI is an engineering management consulting firm that provides comparative performance benchmarking consulting to the refining, petro-chemical and power generation industries. SAI establishes efficiency and productivity benchmarks for 80 percent of the worldwide petroleum refining industry.



Other Activities

Holding Company Formation

At a special meeting of HSBIIC on June 23, 1997, shareholders voted to approve a proposal which enabled the formation of a new holding company, HSB Group, Inc. Shareholders of HSBIIC's common stock and convertible redeemable preferred stock automatically became holders of HSB Group, Inc. common stock and convertible redeemable preferred stock, respectively, through a share exchange approved by the shareholders. Certificates representing HSBIIC's common and convertible redeemable preferred stock automatically represent the corresponding shares of HSB Group, Inc. common and convertible redeemable preferred stock. HSBIIC remains the principal subsidiary of HSB.



Stock Split

On April 21, 1998, the Board of Directors approved a three-for-two stock split for shares held of record on May 1, 1998. Additional shares of HSB's stock resulting from the split were distributed on May 22, 1998. In accordance with SFAS No. 128 "Earnings per Share"(see note 4), all earnings per share presentations have been adjusted to reflect the impact of the stock split, including retroactive restatement of prior periods. Shares have also been restated for comparative purposes.



Capital Securities

On July 15, 1997, HSB sold $110 million of 30 year Global Floating Rate Capital Securities in a private placement. On December 31, 1997, HSB issued $300 million of 20 year fixed rate Convertible Capital Securities to ERC, a subsidiary of GE Capital Services (see note 13).



4. Earnings per Share

Pursuant to the provisions of SFAS No. 128, all EPS presentations have been adjusted to reflect the impact of the stock split (see note 3). Previously, the Company reported basic EPS from continuing operations of $3.32 and $2.71 per share and assuming dilution EPS of $3.29 and $2.71 per share for the years ended 1997 and 1996, respectively.


The following table presents a reconciliation of the numerator and denominator of the calculation of basic and diluted EPS for income from continuing operations:




                                         1998            1997          1996
--------------------------------------------------------------------------------
Income from continuing operations       $104.1          $66.3         $54.6
Dividends on preferred shares              --            (1.1)          --
                                     -------------------------------------------
Income applicable to common stock        104.1           65.2          54.6
Convertible preferred stock                --             1.1           --
After-tax distributions on
  convertible capital securities(1)       13.7            --            --
                                     -------------------------------------------
Adjusted for diluted computation        $117.8          $66.3         $54.6
--------------------------------------------------------------------------------
Weighted average common shares
 outstanding(2)                           29.3           29.5          30.3
Convertible capital securities             5.3            --            --
Convertible preferred stock                --             0.5           --
Stock options(3)                           0.6            0.2           --
                                     -------------------------------------------
Adjusted for diluted computation          35.2           30.2          30.3
--------------------------------------------------------------------------------
From continuing operations:
Earnings per share-basic (4)            $  3.55          $2.21         $1.81
Earnings per share-assuming
 dilution                               $  3.35          $2.20         $1.81
--------------------------------------------------------------------------------


(1)See note 13.

(2)Average shares reflect the repurchase of approximately 1.2, 1.5 and 0.4 million in 1998, 1997 and 1996, respectively.


(3)Includes the dilutive effect of stock options computed using the treasury stock method and shares issuable under deferred stock awards (see note 15).


(4)Represents income applicable to common stock divided by weighted-average common shares outstanding.

5. Segment Information

In 1998, HSB implemented the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard requires companies to report financial and descriptive information about reportable operating segments utilizing the management approach to defining operating segments. It includes disclosure requirements relating to products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect consolidated results of operations, financial position or cash flows but did affect the disclosure of segment information.

The prior year's segment information has been restated to present HSB's four reportable segments - Commercial insurance, Global Special Risk insurance, Engineering services and Investments. HSB is a multi-national company operating primarily in North American, European and Asian markets. Through its Commercial segment operations, HSB provides risk modification services, equipment breakdown insurance and loss recovery services to commercial businesses. The Global Special Risk operating segment focuses on the needs of equipment-intensive industries by offering all-risk coverage with customized engineering consulting and risk management. HSB's Engineering services operations offers professional scientific and technical consulting for industry and government on a worldwide basis. The Company's investment assets are managed by its Investment operating segment.

The accounting policies of the segments are the same as those described in "Accounting Policies" (see note 1), except for certain benefit charges which comprise the Corporate Account. HSB evaluates the performance of its segments and allocates resources to them based on net income (loss). Segment assets are not included in this evaluation process. Interest income and expense are included in the results of Investment operations.

HSB's foreign operations (primarily insurance) are widely dispersed such that no country or logical aggregation of countries in a geographic area comprise a significant concentration with respect to either revenues or identifiable assets. Export sales from HSB's domestic operations are minimal due to the existence of the Company's foreign subsidiaries which are responsible for virtually all of the Company's foreign sales.

The following presents financial data of the Company based on geographic location:


For the years ended December 31,            1998          1997           1996
--------------------------------------------------------------------------------
Revenues from continuing operations:
U.S.                                     $  491.0      $  483.1     $   437.4
Non-U.S.                                     88.2         120.3         111.4
                                        -------------- ------------- -----------
Total                                    $  579.2      $  603.4     $   548.8

Income from continuing operations
before taxes and distributions
on capital securities:
U.S.                                     $  168.2      $   78.4    $     52.9
Non-U.S.                                      5.7          15.3          20.0
                                        ----------------------------------------
Total                                    $  173.9      $   93.7    $     72.9
--------------------------------------------------------------------------------

At December 31,                            1998           1997           1996
--------------------------------------------------------------------------------
Identifiable assets:
U.S.                                     $1,769.2      $1,244.7     $   854.3
Non-U.S.                                    374.8         292.5         258.0
                                        ----------------------------------------
Total                                    $2,144.0      $1,537.2      $1,112.3
--------------------------------------------------------------------------------

The following presents revenue and net income from the Company's reportable segments and reconciles these amounts to the corresponding consolidated totals:

For the years ended December 31,         1998           1997            1996
--------------------------------------------------------------------------------
Revenues from continuing operations:
  Insurance premiums:
   Commercial                           $306.3         $269.0          $253.1
   Global Special Risks                   83.6          217.1           187.7
  Engineering services                    93.5           61.3            55.8
  Net investment income
   and realized investment
    gains                                 89.6           50.9            44.4
                                     -------------------------------------------
   Total revenues from
    reportable segments                  573.0          598.3           541.0
   Other segments                          6.2            5.1             7.8
                                     -------------------------------------------
   Total revenues                       $579.2         $603.4          $548.8
Net income (loss):
  Commercial                            $ 14.8         $ 13.4          $ 11.8
  Global Special Risks                     9.8           10.7            (3.0)
  Engineering services                     4.6            3.0             4.0
  Investments                             65.1           37.7            36.3
                                     -------------------------------------------
   Total net income from
     reportable segments                  94.3           64.8            49.1
  Other segments                          (0.3)          (1.3)            0.4
  Corporate account                        4.7            5.1             5.1
  Distributions on
   capital securities                    (18.4)          (2.3)             --
  Discontinued operations                 30.3            --             (1.2)
  Gain on sale of IRI, net of
    income taxes                          23.8            --               --
                                     -------------------------------------------
   Net income                           $134.4         $ 66.3          $ 53.4
--------------------------------------------------------------------------------

Specified items included in the measure of net income for reportable segments are as follows:

For the years ended December 31,         1998             1997           1996
--------------------------------------------------------------------------------
Depreciation and amortization
  expense:
  Commercial                          $    7.3       $    3.4       $    5.2
  Global Special Risks                     2.2            3.2            2.3
  Engineering services                     5.9            2.7            3.0
  Investments                              0.3            --             --
Income tax expense (benefit):
  Commercial                               4.6            6.1            6.9
  Global Special Risks                     7.7            6.2           (1.3)
  Engineering services                     1.6            0.1            2.0
  Investments                             22.5           10.3            7.0
--------------------------------------------------------------------------------

6. Statutory Financial Information

HSBIIC is a Connecticut domiciled insurance company which is licensed to conduct business in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. The annual statements for state insurance regulatory authorities are currently prepared using accounting methods prescribed or permitted by such authorities (statutory basis) and are not consolidated. Statutory Accounting Practices (SAP) also differ in certain other respects from GAAP. With respect to HSBIIC, these differences are primarily comprised of the accounting for prepaid acquisition costs, deferred income taxes, fixed maturity investments, valuation of certain non-insurance affiliates and employee benefit plans. At year-end 1998 and 1997, policyholders' surplus on a statutory basis was $612.6 and $550.8 million, respectively. Statutory net income, adjusted to include the earnings of all HSBIIC domestic insurance subsidiaries for 1998, 1997 and 1996 was $202.5, $42.9 and $32.1 million, respectively.

HSBIIC and its insurance subsidiaries are currently subject to various regulations that limit the maximum amount of dividends ultimately available to HSBIIC's parent company without prior approval of insurance regulatory authorities. Under SAP, approximately $200.2 million of statutory surplus is available for distribution to HSB Group, Inc. in 1999 without prior regulatory approval.

In 1998, the National Association of Insurance Commissioners (NAIC) adopted the Codification of Statutory Accounting Principles guidance, which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The NAIC is now considering amendments to the Codification guidance that would be effective upon implementation. The NAIC has recommended an effective date of January 1, 2001. The Company has not estimated the potential effect of the Codification guidance if adopted by the Connecticut Insurance Department.

7. Investments

For the years ended December 31,                1998         1997        1996
--------------------------------------------------------------------------------
Income from Investment Operations:
Net investment income:
   Short-term interest                         $  8.7      $  6.7      $  4.8
   Fixed maturities:
    Taxable interest                             31.9         9.6         9.8
    Tax exempt interest                           2.5         2.1         1.8
    Redeemable preferred dividends                5.9         7.2         7.9
   Equity securities:
    Common dividends                              6.4         4.7         4.6
    Non-redeemable preferred
     dividends                                   14.0         8.3         5.9
   Other                                          0.2         2.1         1.0
                                            ------------------------------------
     Total investment income                     69.6        40.7        35.8
     Investment expenses                         (5.4)       (3.9)       (3.5)
                                            ------------------------------------
       Net investment income                    $64.2       $36.8       $32.3
Realized investment gains (losses):
   Fixed maturities:
    Bonds:
     Gains                                     $  2.1      $  0.5      $  2.0
     Losses                                      (0.2)       (0.3)       (0.2)
                                            ------------------------------------
       Net gains                                  1.9         0.2         1.8
    Redeemable preferred stocks:
     Gains                                        2.3         0.4         0.3
     Losses                                      (0.1)       (0.3)       (1.5)
                                            ------------------------------------
       Net gains (losses)                         2.2         0.1        (1.2)
   Equity securities:
   Common stocks:
     Gains                                       20.5        48.1        14.6
     Losses                                      (7.0)       (5.1)       (3.3)
                                            ------------------------------------
       Net gains                                 13.5        43.0        11.3
   Non-redeemable preferred stocks:
     Gains                                       10.3         7.7         4.2
     Losses                                      (3.1)       (0.2)       (4.0)
                                            ------------------------------------
       Net gains                                  7.2         7.5         0.2
   Foreign exchange gains (losses)                0.3        (7.4)        --
   Collar contracts losses                        --        (30.7)        --
   Other gains                                    0.3         1.4         --
                                            ------------------------------------
       Realized investment gains                $25.4       $14.1       $12.1
--------------------------------------------------------------------------------

There were no material declines in the realizable value of investments considered to be other than temporary for 1998 and 1997. Realized investment gains and losses for 1996 included $0.8 million of losses on non-redeemable preferred stock arising from declines in the realizable value of investments considered to be other than temporary.

At December 31,                      1998             1997              1996
---------------------------------------------- ----------------- ---------------

Unrealized Investment Gains,
 Net of Tax
Fixed maturities:
   Gains                            $13.0           $  7.9            $  6.1
   Losses                            (4.4)            (0.6)             (1.6)
                               --------------- ----------------- ---------------
     Net gains                        8.6              7.3               4.5
Equity securities:
   Gains                            122.9             94.3              82.0
   Losses                           (12.1)            (1.8)             (2.2)
                               --------------- ----------------- ---------------
     Net gains                      110.8             92.5              79.8
Foreign exchange losses              (6.3)            (4.5)             (2.9)
                               --------------- ----------------- ---------------
     Total unrealized
      investment gains              113.1             95.3              81.4
Income taxes                        (42.3)           (35.5)            (28.6)
                               --------------- ----------------- ---------------
     Unrealized investment
       gains, net of tax            $70.8            $59.8             $52.8
---------------------------------------------- ----------------- ---------------


Fixed Maturities

The amortized cost, estimated fair values (based principally upon quoted market prices) and gross unrealized gains and losses of fixed maturities at December 31, were as follows:


                                                                 1998
-----------------------------------------------------------------------------------------------
                                      Amortized      Estimated         Gross       Gross
Category                                Cost          Fair          Unrealized   Unrealized
                                                      Value            Gains       Losses
--------------------------------- -------------------------------------------------------------
Redeemable preferred stocks            $215.5       $219.2           $ 5.0         $1.3
States and municipalities                47.4         49.3             2.1          0.2
Foreign governments                      21.0         21.3             0.4          0.1
Corporate and other                     284.6        287.3             5.5          2.8
                                  -------------------------------------------------------------
   Total fixed maturities              $568.5       $577.1           $13.0         $4.4



                                                                  1997
-----------------------------------------------------------------------------------------------
Category                            Amortized       Estimated         Gross        Gross
                                     Cost             Fair          Unrealized   Unrealized
                                                      Value           Gains       Losses
--------------------------------------------------------------------------------------------------
Redeemable preferred stocks            $131.2       $135.4            $4.7         $0.5
States and municipalities                37.6         39.7             2.2          0.1
Foreign governments                      33.1         33.5             0.4          --
Corporate and other                      39.2         39.8             0.6          --
                                ------------------------------------------------------------------

   Total fixed maturities              $241.1       $248.4            $7.9         $0.6
---------------------------------------------------------------------------------------------------

The amortized cost and estimated fair value of fixed maturities at December 31, by contractual years-to-maturity is as follows (actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations):



                                                      1998
--------------------------------------------------------------------------------

Maturity                                 Amortized             Estimated
                                            Cost               Fair Value
--------------------------------------------------------------------------------

One year or less                          $ 18.8               $ 18.9
Over one year through five years            93.3                 96.4
Over five years through ten years           47.3                 48.9
Over ten years                             409.1                412.9
                                    --------------------------------------------

Total fixed maturities                    $568.5               $577.1
--------------------------------------------------------------------------------


Equity Securities

The cost, estimated fair values (based principally upon quoted market prices) and gross unrealized gains and losses of equity securities at December 31, were as follows:
                                                      1998
--------------------------------------------------------------------------------
                                            Estimated    Gross         Gross
                                              Fair      Unrealized   Unrealized
                                 Cost        Value       Gains         Losses
--------------------------------------------------------------------------------

Common stocks                   $141.3        $249.3     $112.3     $     4.3
Non-redeemable
  preferred stocks               185.0         187.8       10.6           7.8
                             --------------------------------------- -----------

   Total equity securities      $326.3        $437.1     $122.9      $   12.1
-------------------------------------------------------------------- -----------



                                                      1997
--------------------------------------------------------------------------------
                                            Estimated     Gross        Gross
                                               Fair     Unrealized   Unrealized
                                 Cost         Value       Gains        Losses
--------------------------------------------------------------------------------

Common stocks                   $ 97.5        $179.0     $ 82.2      $    0.7
Non-redeemable
  preferred stocks               133.8         144.8       12.1           1.1
                                 -----------------------------------------------

   Total equity securities      $231.3        $323.8     $ 94.3      $    1.8
--------------------------------------------------------------------------------

On December 19, 1996, HSBIIC entered into three "zero cost collar contracts" to mitigate the effects of market risk on its U. S. common stock portfolio (which, for management purposes, included certain convertible preferreds). Each contract had a notional value of $50 million and maturity dates ranging from November 1997 to January 1998. The contracts, which were entered into when the S&P 500 Index was 744.3, allowed HSBIIC to recover from the counterparty if the index was below 695.2 at the time of maturity, and required HSBIIC to reimburse the counterparty if the index was above a range of 811.3 to 818.7 at the time of maturity. In the fourth quarter of 1997, HSBIIC settled all of its outstanding contracts resulting in realized losses of $30.7 million for the year, all of which were offset by and represented portfolio appreciation and returns that were realized. During the year ended December 31, 1997, the Company's U.S. common stock portfolio had experienced a total return of $57 million (which includes price appreciation of approximately $54 million) and had a price movement correlation with the S&P 500 Index well in excess of 80 percent.

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



8. Fixed Assets

Fixed assets are summarized as follows:


At December 31,                               1998                  1997
-----------------------------------------------------------------------------

Land and buildings                           $ 5.1                 $ 5.0
Furniture, equipment,
   leasehold improvements,
   and other                                  68.0                  57.1
Systems development costs                     23.9                   6.6
                                       --------------------------------------

                                              97.0                  68.7

Less: accumulated depreciation
  and amortization                           (42.1)                (32.3)
                                       --------------------------------------

   Total fixed assets                        $54.9                 $36.4
-----------------------------------------------------------------------------

Property and equipment are stated at cost. Depreciation expense is computed using straight-line and accelerated methods over the estimated useful lives of
31.5 years for buildings and 3 to 10 years for equipment and furniture. Leasehold improvements are amortized over the shorter of the assets' useful lives or their remaining contractual lease terms.

The Company has a policy of capitalizing certain systems development costs. Systems development costs are amortized over estimated useful lives of 3 to 10 years. In 1998, approximately $6.5 million of systems development costs relates to the allocation of purchase price for SAI.

In 1996, the Company began a comprehensive effort to assess and address issues relating to the ability of its policy processing and other operational systems to properly recognize calendar dates beginning in the year 2000. As part of this effort, the Company established a Year 2000 Program to address the areas of applications software, infrastructures, embedded technology and key business partners and suppliers. It is currently estimated that the Company's aggregate spending in connection with the Year 2000 Program will be in the range of $26 million. Certain of these costs are being expensed as incurred. The Company has expensed $5.1 million for 1998, $1.5 million for 1997 and $0.2 million for 1996. It is estimated that expenditures of $5.2 million for 1999 will be expensed as incurred. The remainder of the $26 million estimate is related to systems that the Company anticipated replacing in the normal course of information technology development, however, the timetable was accelerated in contemplation of the Year 2000 event. The costs associated with replacement of such systems are being capitalized in accordance with the Company's existing capitalization policy.



9. Leases

The Company leases its home office facility at One State Street under a long-term capital lease with the One State Street Limited Partnership (Partnership). The lease obligation of $26.1 million was recorded at July 1, 1983 at an interest rate of 15 percent. An asset of $26.1 million was also recorded in 1983. Accumulated amortization on the asset was $11.6 and $10.8 million at December 31, 1998 and 1997, respectively. Terms of the lease require annual payments of approximately $4 million a year through June 30, 2018. In addition, the Company is required to pay over the lease term a proportional share of the facility's variable operating expenses. This amounted to approximately $2.9, $2.6 and $2.8 million for the years ended 1998, 1997 and 1996, respectively.

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

In addition to its home office facility, the Company leases facilities and certain equipment which are accounted for as operating leases. Lease expenses amounted to $10.2, $8.4 and $5.7 million in 1998, 1997 and 1996, respectively.


At December 31, 1998, future minimum rental commitments under noncancelable leases accounted for as operating leases with initial or remaining terms of more than one year were as follows:


               1999                        $ 6.4

               2000                          4.6

               2001                          3.1

               2002                          2.5

               2003                          1.9

               2004 and thereafter           2.6
                                             ---
                 Total                     $21.1


10. Reinsurance

The components of net written and net earned insurance premiums were as follows:




For the years ended December
31,                               1998               1997            1996
--------------------------------------------------------------------------------
Written premiums:
   Direct                       $ 478.2            $ 361.4         $ 338.6
   Assumed                        318.5              257.1           232.6
   Ceded                         (444.1)            (120.0)         (116.8)
                              --------------------------------------------------
    Net written premiums        $ 352.6            $ 498.5         $ 454.4

Earned premiums:
   Direct                       $ 408.8            $ 370.1         $ 343.4
   Assumed                        361.7              239.2           213.1
   Ceded                         (374.4)            (118.1)         (107.9)
                              --------------------------------------------------
    Insurance premiums          $ 396.1            $ 491.2         $ 448.6
--------------------------------------------------------------------------------

In 1998 HSBIIC became the direct writer for business written on behalf of HSB Industrial Risk Insurers. This business is ceded to that entity and HSBIIC's share of the equipment breakdown and property business is assumed back in accordance with the reinsurance agreements in place with ERC (see note 3). This has resulted in growth in gross and ceded premiums, claims and adjustment expenses.

The Company writes direct business, which in 1998 includes HSB Industrial Risk Insurers business, through agencies and brokerage firms. In addition, the Company assumes boiler and machinery exposures from over 100 insurance companies and several insurance pools. Under the reinsurance agreements, the Company's reinsured companies may include equipment breakdown exposures in their multi-peril policies, and such risks will be assumed by the Company under the terms of the agreement. These agreements generally provide that the Company will assume 100 percent of each boiler and machinery risk, subject to the capacity specified in the agreement, and will receive the entire equipment breakdown premium except for a ceding commission, which will be retained by the reinsured company for commissions to agents and brokers, premium taxes and handling expenses.

Although the Company assumes the role of reinsurer, it continues to have selling and underwriting responsibilities as well as involvement in inspecting and claims adjusting. In effect, the Company becomes the equipment breakdown insurance department of the reinsured company and provides all equipment breakdown underwriting (that is, the examination and evaluation of the risk based on its engineering judgments), claims and engineering services as if it were part of that organization. Traditionally, as part of the underwriting process, the Company retains the right to decline or restrict coverage in the same manner as it does for its own business. In 1996, the Company began to write a simplified program (referred to as ReSource) under which a reinsured company agrees to include equipment breakdown insurance on an entire portfolio of accounts meeting specific underwriting guidelines and occupancy parameters, which the Company agrees to reinsure for equipment breakdown losses.

The insurance industry, in general, is undergoing a shakeout and consolidation. A significant amount of merger and acquisition activity has occurred recently and may continue in the future. Depending on the specific companies involved in these activities and other market factors, the level of reinsured business the Company assumes in the future could be impacted.

Recently there has been significant consolidation in the international brokerage business, including the merger of Marsh & McLennan and Johnson & Higgins during 1997, and the subsequent merger with Sedgwick Group. For 1998, approximately 35 percent of the Company's gross written premium generated by its Global Special Risk business, which includes HSB Industrial Risk Insurers, was produced by J&HMarsh & McLennan and Sedgwick Group.

As a property insurer, the Company is subject to losses that may arise from catastrophic events. The Company participates in various facultative, quota share and excess of loss reinsurance agreements to limit its exposure, particularly to catastrophic losses, and to provide additional capacity to write business. In the unlikely event that ceded reinsurers are unable to meet their obligations, the Company would continue to have primary liability to policyholders for losses incurred. Reinsurance recoverable on unpaid claims and the unearned portion of ceded reinsurance premiums are reported as assets, rather than netted against the related liability accounts. The Company is not party to any contracts which do not comply with the risk transfer provisions of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." The Company recorded $436.4, $45.2 and $113.9 million of reinsurance recoveries as a reduction of its claims and adjustment expenses for the years ended December 31, 1998, 1997 and 1996, respectively. Reinsurance recoverable on paid claims and adjustment expenses was $14.6 and $8.0 million at December 31, 1998 and 1997, respectively.

11. Reconciliation of Liability for Claims and Adjustment Expenses

The following tables provide reconciliations of the beginning and ending reserves for claims and adjustment expenses on both a gross liability and net (of reinsurance) liability basis:

Reconciliation of Gross Liability for Claims and Adjustment Expenses

                                           1998         1997         1996
--------------------------------------------------------------------------------
Gross liability for claims and
   adjustment expenses at
   January 1,                             $276.7       $302.9         $190.9
Plus:
   Provision for claims and
     adjustment expenses occurring
     in the current year                   564.8        263.3          313.3
   Increase (decrease) in estimated
     claims and adjustment expenses
     arising in prior years(1)              46.9         (0.2)          16.1
                                       -----------------------------------------

Total incurred claims and
  adjustment expenses                     $611.7       $263.1         $329.4
                                       -----------------------------------------
Less:
   Payment for claims arising in:
     Current year                          141.0         90.6          103.3
     Prior years                           197.1        198.7          114.1
                                       -----------------------------------------
        Total payments                    $338.1       $289.3         $217.4
                                       -----------------------------------------
Gross liability for claims and
  adjustment expenses at December 31,     $550.3       $276.7         $302.9
--------------------------------------------------------------------------------


Reconciliation of Net Liability for Claims and Adjustment Expenses

                                            1998           1997          1996
--------------------------------------------------------------------------------
Net liability for claims and
  adjustment expenses at January 1,        $190.8        $177.8         $145.5
Plus:
   Provision for claims and
     adjustment expenses occurring
     in the current year                    164.0         209.5          214.2
   Increase (decrease) in estimated
    claims and adjustment expenses
     arising in prior years                  10.9           8.4           (9.8)
                                       -----------------------------------------
        Total incurred claims and
          adjustment expenses              $174.9        $217.9         $204.4
                                       -----------------------------------------
Less:
   Payment for claims arising in:
      Current year                           84.2          82.3           91.4
      Prior years                           111.8         122.6           80.7
                                       -----------------------------------------
         Total payments                    $196.0        $204.9         $172.1
                                       -----------------------------------------
Net liability for claims and
   adjustment expenses at December 31,     $169.7        $190.8         $177.8
--------------------------------------------------------------------------------


(1)The 1998  increase  primarily  resulted from the decision  rendered  under an
arbitration   proceeding   and  adverse  claims   experience  in   international
operations.

1998, 1997 and 1996 claims and adjustment expenses incurred have been reduced by
subrogation   recoveries  of   approximately   $5.0,   $3.3  and  $4.9  million,
respectively.

A reconciliation of the net liability to the gross liability for claims and adjustment expenses is as follows:




                                              1998         1997         1996
At December 31,
--------------------------------------------------------------------------------
Net liability for claims and
  adjustment expenses at December 31,        $169.7       $190.8      $177.8
Reinsurance recoverable on unpaid
   claims and adjustment expenses             380.6         85.9       125.1
                                        ----------------------------------------
Gross liability for claims and
   adjustment expenses at December 31,       $550.3       $276.7      $302.9
--------------------------------------------------------------------------------

The Company utilizes well-capitalized domestic and international reinsurance companies and syndicates for its reinsurance program and monitors their financial condition on an ongoing basis. For reinsurers that are not accredited in their state of domicile, the Company requires collateral for reinsurance recoverable from such carriers. Uncollectible reinsurance recoverables have not had, and are not expected by management to have in the future, a material adverse effect on the consolidated results of operations or financial position of the Company.

The following table displays information concerning the primary participants in the Company's current reinsurance program as of December 31, 1998.



Reinsurer                             Ceded
                                     Written       Reinsurance      1998 A.M.
                                     Premium         Asset        Best's Rating
--------------------------------------------------------------------------------

Employers Reinsurance Corporation*    $167.7        $ 248.6    A++(Superior)
General Reinsurance Corporation       $ 44.7        $  66.0    A++(Superior)
Gerling-Konzern Globale               $  9.6        $  13.3    n/a
Hartford Fire Insurance Company       $  9.3        $  13.4    A+   (Superior)
American Re-Insurance Company         $  8.7        $  13.2    A++(Superior)
NAC Reinsurance Corporation           $  8.3        $  12.8    A+   (Superior)

* net of business assumed by HSB from ERC

As of December 31, 1998 no other reinsurance asset of the Company from any single reinsurer exceeded 3.0 percent of shareholders' equity. Certain Lloyd's syndicates participate in the excess of loss reinsurance program, primarily in the excess layers. The highest aggregate percentage participation of such syndicates, at 31.9 percent, is in the $50 million excess of $100 million layer. No individual syndicate has more than 6.8 percent participation in any of the excess layers. In addition, certain syndicates participate in two of our quota share treaties, aggregating 7.9 percent participation in one and 13.5 percent participation in another. Lloyd's participation in our catastrophe cover is 77.3 percent with no individual syndicate retaining more than 5.3 percent. The Company's reinsurance asset in the aggregate from all Lloyd's syndicates is less than 8.0 percent of shareholders' equity at December 31, 1998. Lloyd's has historically participated more heavily in the higher treaty layers, including those years relating to the arbitration and litigation cases discussed below.

HSBIIC is currently involved in a claim-related dispute concerning the extent to which a certain explosion event is insured under the boiler and machinery coverage of HSBIIC or under coverages of other insurers. A final decision in an arbitration proceeding on this matter has concluded with a decision requiring HSBIIC to pay $22 million of the amount that was in dispute. The $22 million, less HSBIIC's retention of $3 million, which was reserved for in prior years, is fully reinsured. In response to the ruling, the Company increased both its gross reserves and reinsurance recoverable by $19 million, resulting in no impact to net income. HSBIIC has filed a motion in Connecticut Superior Court to confirm the arbitration award. The other insurers have contested the award. In the event the award is not confirmed, subsequent proceedings could result in additional amounts on the order of $100 million potentially becoming recoverable from HSBIIC's reinsurers.

The obligations of HSBIIC's reinsurers with respect to this litigation are not in dispute. Therefore, management believes that any adverse outcome in this case will not have a material effect on either the results of operations or financial condition of the Company. HSBIIC's reinsurance contracts do not require HSBIIC to reimburse its reinsurers for any loss such reinsurers might incur should this case not be decided in HSBIIC's favor. Nevertheless, reinsurers often quote rates for future coverages based upon their or other reinsurers' experience on a particular account. Therefore, in the event HSBIIC's reinsurers pay significant sums pursuant to the litigation described above, it is likely HSBIIC's reinsurance rates would increase in future periods. However, given the insured capacity that exists in reinsurance markets worldwide, coupled with HSBIIC's ability to negotiate a redesign or restructuring of its reinsurance program, it does not necessarily mean that such an increase would be material.

HSBIIC was involved in another litigation regarding an explosion event and the extent of HSBIIC's coverage in that matter. The 7th Circuit Court of Appeals recently ruled in HSBIIC's favor and remanded the case for a judgment of no liability to be entered for HSBIIC.

The Company is also involved in various other legal proceedings as defendant or co-defendant that have arisen in the normal course of its business. In the judgment of management, after consultation with counsel, it is improbable that any liabilities which may arise from such litigation will have a material adverse impact on the results of operations or the financial position of the Company.



12. Income Taxes

Tax Provision

A reconciliation of income taxes (benefit) at U.S. statutory rates to the income taxes (benefit) as reported is as follows:


                                           1998                   1997                  1996
-----------------------------------------------------------------------------------------------------------

                                                % of                   % of                    % of
                                               Pre-tax                Pre-tax                Pre-tax
                                     Amount    Income       Amount     Income      Amount     Income
-----------------------------------------------------------------------------------------------------------
 Income from continuing operations
   before income taxes and
   distributions on capital
   securities                        $173.9     100%         $93.7       100%       $72.9       100%
                                    ------------------------------------------------------------------------

Tax at statutory rates               $ 60.9      35%         $32.8        35%       $25.5        35%
Income taxed at foreign rates          (0.6)     --            1.0         1          0.5         1
Dividends received deduction           (4.3)     (2)          (4.9)       (5)        (4.5)       (6)
Tax exempt interest                    (0.9)     (1)          (0.8)       (1)        (0.6)       (1)
Tax credits and others                 (3.7)     (2)          (3.0)       (3)        (2.6)       (4)
                                    ------------------------------------------------------------------------
Total income taxes and effective
   tax rate                          $ 51.4      30%         $25.1        27%       $18.3        25%
------------------------------------------------------------------------------------------------------------

Income taxes (benefit) consisted of the following:

                                      1998              1997           1996
--------------------------------------------------------------------------------
Current provision:
   U.S.                               $45.3            $16.8          $17.3
   Foreign                             (0.3)             7.0            7.4
                                ------------------------------------------------
     Total current provision           45.0             23.8           24.7
                                ------------------------------------------------
Deferred provision:
   U.S.                                 6.2              1.1           (6.0)
   Foreign                              0.2              0.2           (0.4)
                                ------------------------------------------------
    Total deferred provision            6.4              1.3           (6.4)
                                ------------------------------------------------
Total income taxes                    $51.4            $25.1          $18.3
--------------------------------------------------------------------------------



Deferred Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's deferred tax liabilities and assets as of December 31, 1998 and 1997 are as follows:


                                          1998                 1997
------------------------------------ -------------------- ----------------------

Deferred tax liabilities:
   Prepaid acquisition costs              $(17.1)              $(13.2)
   Accelerated depreciation                 (0.5)                (0.3)
   Pension asset                           (14.4)               (13.3)
   Unrealized investment gains             (42.3)               (35.5)
   Other                                   (14.0)               (12.5)
                                     -------------------- ----------------------

    Total deferred tax liabilities         (88.3)               (74.8)
                                     -------------------- ----------------------

Deferred tax assets:
   Benefit plans                             9.2                  9.0
   Capital lease                             4.7                  4.4
   Unearned insurance premiums              12.1                 15.0
   Loss reserve discounting                  3.3                  5.9
   Other                                    16.3                  9.0
                                     -------------------- ----------------------

    Total deferred tax assets               45.6                 43.3
                                     -------------------- ----------------------

     Net deferred tax liabilities         $(42.7)              $(31.5)
------------------------------------ -------------------- ----------------------


Other Information

U.S. federal tax return examinations have been completed for years through 1995. The Company believes adequate provisions for income tax have been recorded for all years.

13. Capital Structure

HSB's capital structure is as follows at December 31:


                                                              1998       1997
--------------------------------------------------------------------------------

Short-term borrowings                                        $  21.0    $  42.4
Long-term borrowings *                                       $  25.1    $  25.1
Company obligated mandatorily redeemable
   capital securities of subsidiary Trust I holding
   solely junior subordinated deferrable interest
   debenture of the Company                                   $108.9     $108.9
Company obligated mandatorily redeemable convertible
   capital securities of subsidiary Trust II holding
   solely junior subordinated deferrable interest
   debenture of the Company                                   $300.0     $300.0
Common shareholders' equity                                   $419.3     $345.3
--------------------------------------------------------------------------------

*excludes capital lease (see note 9).


Short-term and Long-term Borrowings

HSBIIC has a commercial paper program with a limit of $75 million. Commercial paper outstanding at December 31, 1998 and 1997 was $20.0 and $42.3 million, respectively. Commercial paper outstanding at year end 1998 matures on or before April 20, 1999. Long-term debt includes $25.1 million of senior notes due May 15, 2000 at an interest rate of 6.83 percent. Current market value is estimated to be $26.2 million.



Capital Securities

On July 15, 1997, HSB sold $110 million of 30 year Global Floating Rate Capital Securities (Capital Securities) in a private placement. The securities are generally non-callable for ten years but may be called earlier by HSB upon the occurrence of certain tax events including loss of deductibility of interest on the securities. The securities were issued through HSB Capital I (Trust I), a Delaware business trust created by HSB, at a floating rate tied to 90 day LIBOR. The current coupon is approximately 6.3 percent. Holders of the Capital Securities will be entitled to receive preferential cumulative cash distributions accumulating from the date of original issuance and payable quarterly in arrears. HSB has the right to defer payment of distributions on the securities at any time or from time to time for a period not exceeding 20 consecutive quarterly periods with respect to each deferral period. During an extension period, interest will continue to accrue and the amount of distributions to which holders of the Capital Securities are entitled will accumulate, and HSB will be prohibited from paying any cash dividends on its common stock. HSB has irrevocably and unconditionally guaranteed all of Trust I's obligations under the Capital Securities. The Company has used or may use the proceeds for general corporate purposes, including the repurchase of HSB common stock; funding investments in, or extensions of credit to, subsidiaries; repayment of maturing debt; and financing possible future acquisitions. HSB subsequently filed a registration statement covering securities with terms identical in all material respects and offered to exchange registered securities for the original Capital Securities. The exchange was completed on December 11, 1997.

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

The Convertible Capital Securities are convertible, in whole or in part, at ERC's option at any time, subject to regulatory approval, into shares of Company common stock at a conversion price of $56.67 per share, restated to reflect the May 22,1998 three-for-two stock split (formerly a conversion price of $85.00 per share) (see note 3), subject to adjustment. The Company has provided certain registration rights to ERC in connection with the common stock into which the Convertible Capital Securities are convertible pursuant to a Registration Rights Agreement dated December 31, 1997. Were ERC to exercise its conversion rights in total, it would hold, on a fully diluted basis, approximately 15.5 percent of the Company's common stock. Pursuant to certain provisions contained in the Purchase Agreement dated December 31, 1997, ERC has agreed to certain "standstill" arrangements, which for a period of five years will preclude ERC from purchasing any common stock of the Company, other than by exercise of its conversion rights, and will limit its ability to take certain other actions with respect to the Company during that period.

The securities were issued through HSB Capital II (Trust II), a Delaware business trust created by HSB Group, Inc., at a 7 percent coupon, payable semi-annually. The Convertible Capital Securities rank pari passu with the capital securities issued July 1997. Holders of the Convertible Capital Securities will be entitled to receive preferential cumulative cash distributions accumulating from the date of original issuance and payable semi-annually in arrears. HSB has the right to defer payment of interest at any time or from time to time for a period not exceeding 10 consecutive semi-annual periods with respect to each deferral period. During an extension period, interest will continue to accrue and the amount of distributions to which holders of the Convertible Capital Securities are entitled will accumulate, and HSB will be prohibited from paying any cash dividends on its common stock. HSB has irrevocably and unconditionally guaranteed all of Trust II's obligations under the Convertible Capital Securities.

The estimated fair value of the Capital Securities issued by Trust I is equal to their carrying value. The estimated fair value of the Capital Securities issued by Trust II is $311.1 million and is calculated without giving any effect to the relationship of the conversion price to the current market price of HSB Group, Inc. common stock.



Common Shareholders' Equity
The Connecticut Business Corporation Act, which became effective on January 1, 1997, eliminated the concept of treasury shares. Therefore, shares reacquired by the Company constitute authorized but unissued shares. As a result of this change in law, the Company eliminated the caption Treasury Stock from its balance sheet and reclassified the amounts to additional paid-in capital and retained earnings. These amounts were $112.8 and $85.9 million as of December 31, 1998 and 1997, respectively. The reclassifications were distributed as follows:

At December 31,                    1998             1997
-------------------------------------------------------------

Additional paid-in capital        $  5.5           $ 2.8
Retained earnings                  107.3            83.1
                              -------------------------------

   Total                          $112.8           $85.9
-------------------------------------------------------------

2,000 shares of HSBIIC's convertible redeemable preferred stock held by Gen Re were converted into 597,609 shares of HSB common stock on October 30,1997 at a price of $33.47 per share, restated to reflect the May 22, 1998 three-for-two stock split (formerly 398,406 shares at $50.20 per share)(see note 3).

The components of accumulated other comprehensive income (net of taxes) are as follows:


-----------------------------------------------------------------------------------------------
                                      Total
                                    Accumulated      Unrealized      Minimum
                                       Other            Gains        Pension     Foreign
                                   Comprehensive         On         Liability    Exchange
                                      Income         Securities    Adjustment     Losses
-----------------------------------------------------------------------------------------------
Balances at December 31, 1996        $49.2               $54.6         $(3.6)       $(1.8)
Current period change                  6.7                 7.8          (0.3)        (0.8)
-----------------------------------------------------------------------------------------------
Balances at December 31, 1997        $55.9               $62.4         $(3.9)       $(2.6)
Current period change                 10.9                12.1          (0.1)        (1.1)
-----------------------------------------------------------------------------------------------
Balances at December 31, 1998        $66.8               $74.5         $(4.0)       $(3.7)
-----------------------------------------------------------------------------------------------

14. Pension and Other Benefit Programs

In February 1998, the FASB issued SFAS No. 132 "Employer's Disclosure about Pension and Other Postretirement Benefits" which standardizes the disclosure requirements for pensions and other postretirement benefits. While it does not change the measurement or recognition of the plans, it does require additional information on changes in the benefit obligation and fair value of plan assets. The statement is effective for fiscal years beginning after December 15, 1997 and requires restatement of prior periods. Pursuant to the requirements of this statement, the Company has combined the pension and postretirement benefit disclosures and restated 1997 and 1996 disclosures to conform to current year presentation.

HSB maintains various types of pension and postretirement medical plans covering employees of the Company and certain subsidiaries. The pension plans are non-contributory and benefits are based upon an employee's years of service and final average pay based upon the highest three out of five years. Vesting occurs after five years of service in compliance with the provisions of the Tax Reform Act of 1986.

Under the terms of the HSB Group, Inc. Thrift Incentive Plan, a defined contribution plan, covered employees are allowed to contribute up to 15 percent of their pay, on a pre-tax basis, limited by the maximum allowed under Internal Revenue Service regulations. The Company makes a matching contribution of 50 percent of employee contributions up to 6 percent of compensation. Total expense for the plan was $2.1, $1.7 and $1.8 million for 1998, 1997 and 1996, respectively.

The Company makes available health care and life insurance benefits for retired employees of the Company and certain subsidiaries. The Company makes contributions to the plans as claims are incurred. Retirees' contributions to these plans vary, based upon retiree's age, years of service and coverage elected. The Company periodically amends the plans changing the contribution rate of retirees and amounts of coverage.

The following chart summarizes the balance sheet impact, as well as the benefit obligations, assets, funded status and rate assumptions associated with the U.S. pension and postretirement medical benefit plans:


                                                      Pension Benefits                      Other Benefits
--------------------------------------------------------------------------------------------------------------------------
                                                   1998              1997                1998              1997
--------------------------------------------------------------------------------------------------------------------------
Change in benefit obligation:
   Benefit obligation at beginning of year         $156.0            $140.0              $ 29.9            $ 26.7
   Service cost                                       5.3               4.1                 0.3               0.3
   Interest cost                                     11.9              10.7                 1.9               2.1
   Net benefit payments                             (10.3)             (9.2)               (1.9)             (1.9)
   Liability loss (gain)                              0.7               2.5                (2.7)              1.8
   Assumption changes                                 9.6               7.9                 1.2               0.9
   Acquisitions                                       4.2               --                  --                --
   Amendments                                         2.8               --                  --                --
                                              ----------------------------------------------------------------------------

   Benefit obligation at end of year               $180.2            $156.0              $ 28.7            $ 29.9

Change in plan assets:
   Fair value of plan assets at beginning          $213.0            $178.0              $  --             $  --
    of year
   Actual return on plan assets                      40.8              42.4                 --                --
   Acquisitions                                       3.5               --                  --                --
   Employer contributions                             0.4               --                  1.5               1.5
   Participants' contributions                       --                 --                  0.4               0.4
   Benefits paid                                     (8.6)             (7.4)               (1.9)             (1.9)
                                              ----------------------------------------------------------------------------

   Fair value of plan assets at end of             $249.1            $213.0              $  --             $  --
   year

Funded status:
   Funded status at end of year                    $ 68.9            $ 57.0              $(28.7)           $(29.9)
   Unrecognized actuarial (loss) gain               (25.6)            (13.2)                4.0               5.5
   Unrecognized transition amount                    (4.7)             (6.5)                --                --
   Unrecognized prior service cost                    4.2               2.6                 --                --
                                              ----------------------------------------------------------------------------

   Net amount recognized                           $ 42.8            $ 39.9              $(24.7)           $(24.4)

Amounts recognized in the consolidated
statements of financial position consist of:
   Prepaid benefit cost                            $ 34.6            $  31.7             $  --             $ --
   Accrued benefit liability                          --                --                (24.7)            (24.4)
   Intangible asset                                   2.0               2.2                --                --
   Accumulated other comprehensive income             6.2               6.0                --                --
                                              ----------------------------------------------------------------------------

   Net amount recognized                           $ 42.8            $ 39.9              $(24.7)           $(24.4)

Weighted-average assumptions at December 31:
   Discount rate                                      6.75%             7.25%               6.75%             7.25%
   Long-term rate of return on assets                10.00%            10.00%               n/a               n/a
   Rate of increase in future                         4.25%             4.50%               n/a               n/a
     compensation levels
   Current year health care cost trend                n/a               n/a                 6.00%             7.00%
   rate
   Ultimate health care cost trend rate               n/a               n/a                 4.25%             4.50%
--------------------------------------------------------------------------------------------------------------------------

For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits range from 6 percent in 1998 decreasing gradually to 4.25 percent by the year 2001 and remaining level thereafter.

Assets available for pension plan benefits include approximately $24.2 and $20.9 million of Company stock at December 31, 1998 and 1997, respectively.

The following chart summarizes the cost components associated with the pension and postretirement medical benefit plans:



                                                        Pension Benefits                          Other Benefits
------------------------------------------------------------------------------------------------------------------------------
For the years ended December 31,               1998           1997          1996          1998         1997        1996
------------------------------------------------------------------------------------------------------------------------------
Components of net periodic benefit
   (credit) cost:
   Service cost                               $  5.3         $ 4.1        $  3.6          $0.3         $0.3       $0.3
   Interest cost                                11.9          10.7          10.2           1.9          2.1        2.0
   Expected return on plan assets              (18.5)        (16.8)        (15.3)          --           --         --
   Amortization of transition amount            (1.9)         (1.8)         (1.8)          --           --         --
   Amortization of prior service cost            0.8           0.5           0.5           --           --         --
   Recognized actuarial loss                     1.0           0.5           0.5           --           0.1        --
                                         ------------------------------------------------------------------------------------
   Net periodic benefit (credit) cost         $ (1.4)        $(2.8)       $ (2.3)         $2.2         $2.5       $2.3
-----------------------------------------------------------------------------------------------------------------------------

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $36.6, $29.7 and $3.2 million, respectively, as of December 31, 1998 and $27.9 million, $23.8 million and $0, respectively, as of December 31, 1997.

The Company's acquisition of SAI in April 1998, resulted in the increase of the pension benefit obligation by $4.2 million and pension plan assets by $3.5 million.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point change in the assumed health care cost trend rates would have the following effects:


                                      1% Point                1% Point
                                      Increase                   Decrease
--------------------------------------------------------------------------------

Effect on total of service and
  interest cost components             $0.1                       $(0.1)
Effect on postretirement
  benefit obligation                    1.3                        (1.2)


15. Stock Compensation Plans

HSB has a Stock Option Plan under which key employees may be granted restricted stock and stock options.

HSB's Long-Term Incentive Plan grants senior management awards contingent upon achievement of specified performance objectives over a three year period, which may be paid out in cash or shares of common stock (which may be restricted shares). The number of shares subject to issuance under this plan cannot exceed 375,000.

HSB's restricted stock is an award of common shares that may not be sold or transferred during the restriction period, usually three years under the Stock Option Plan and five years under the Long-Term Incentive Plan, from the date on which the award is granted. During the restriction period, the employee is the registered owner, receives dividends and may vote the restricted shares. Compensation expense is based on the market value of the Company's common stock at the date of grant and is recognized over the period of the restriction. Compensation expense for this benefit was $1.0 million in 1998 and $0.6 million in 1997 and 1996. The unamortized compensation expense related to this plan is included in benefit plans as a component of shareholders' equity. These amounts were $2.2 and $1.0 million in 1998 and 1997, respectively.

A summary of grants follows (1997 and 1996 numbers have been adjusted to reflect the April 1998 stock split - see note 3):


                                 1998               1997              1996
--------------------------------------------------------------------------------


Restricted shares awarded        54,434           30,594            19,875

Weighted-average fair value
  of shares on grant date        $39.86           $31.93            $32.57
--------------------------------------------------------------------------------


A stock option award under the HSB's Stock Option Plan allows for the purchase of HSB common stock at no less than the market price on the date of grant. Options granted to date are exercisable no earlier than one year after the grant date and expire no more than ten years from the date of grant.

A summary of the status of HSB's stock options as of December 31, 1998, 1997 and 1996 and changes during the years ended on those dates is presented below (1997 and 1996 numbers have been adjusted to reflect the April 1998 stock split - see note 3):


                                              1998                           1997                           1996

------------------------------------------------------------------------------------------------------------------------------
                                                  Weighted-                        Weighted-                     Weighted-
                                                   Average                          Average                       Average
                                                   Exercise                         Exercise                      Exercise
                                   Shares          Price          Shares            Price         Shares            Price
------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of
   year                           2,227,125        $32.03       1,979,475            $32.44     1,950,000          $33.91
   Granted                          814,500         39.34         558,750             32.55       591,000           33.21
   Exercised                       (279,450)        34.21        (235,500)            31.12       (36,375)          30.84
   Forfeited                        (31,950)        37.81         (75,600)            33.49      (525,150)          38.86
                                 ---------------------------------------------------------------------------------------------

Outstanding at end of year        2,730,225         33.92       2,227,125             32.03     1,979,475           32.44
                                 ---------------------------------------------------------------------------------------------

Options exercisable at year-end   1,923,225        $31.65       1,681,875            $32.51     1,424,475          $32.15

Weighted-average fair value of
   options granted during the
   year                                            $ 4.68                            $ 4.24                        $ 4.70
-------------------------------- ---------------------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding as of December 31, 1998:


                          Options Outstanding                         Options Exercisable

-------------------------------------------------------------------------------------------------
                                  Weighted-
                                   Average        Weighted-                       Weighted-
Range of                          Remaining       Average                         Average
Exercise           Number         Contractual     Exercise         Number         Exercise
 Prices          Outstanding        Life           Price         Exercisable       Price
-------------------------------------------------------------------------------------------------

$27-$30.99        1,103,250           6.08          $29.97        1,103,250         $29.97
$31-$34.99          689,700           6.08          $33.25          689,700         $33.25
$35-$38.99          787,275           7.74          $38.51          130,275         $37.41
$39-$42.99          150,000           9.14          $42.02            --               --
                  ----------                                      ---------
                  2,730,225                                       1,923,225
-------------------------------------------------------------------------------------------------

SFAS No. 123, "Accounting for Stock Based Compensation" was issued in October 1995 for implementation by year-end 1996. SFAS No. 123 allows the use of a fair value based method of accounting for an employee stock option or similar equity instruments or the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" with pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company has elected to continue using the intrinsic value based method. Had the Company elected to recognize compensation cost using the fair value based method, compensation would have been measured at date of grant and recognized over the service period. Pro forma net income and earnings per share would have been imputed as follows for 1998 and 1997:


                                                               1998      1997
--------------------------------------------------------------------------------
Net Income                                     As reported    $ 134.4    $ 66.3
                                               Pro forma        131.4      64.5
Earnings per common share-basic                As reported    $  4.59    $ 2.21
                                               Pro forma         4.49      2.15
Earnings per common share-assuming dilution    As reported    $  4.21    $ 2.20
                                               Pro forma         4.12      2.13

These pro forma disclosure amounts derived by the use of SFAS No. 123 are not indicative of future amounts. SFAS No. 123 is not applicable to options granted prior to 1995, and additional options may be granted in future years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1998 and 1997, respectively: risk-free interest rates of 4.9 percent in 1998 and 6.3 percent in 1997; dividend yield of 4.7 percent in 1998 and 5.0 percent in 1997; expected lives of 6 years; and volatility of 15.7 percent in 1998 and 15.8 percent in 1997.



16. Stock Purchase Rights

On September 21, 1998, the Board of Directors approved the adoption of a new shareholder rights plan to replace the plan that was set to expire on November 28, 1998. Pursuant to the new plan, which is substantially similar to the expiring plan, the Board declared a dividend of one right for each outstanding share of common stock to shareholders of record on November 28, 1998.

The rights will separate from the common stock and become exercisable if a person or group acquires ownership of 15 percent or more of the outstanding common stock of the Company or commences a tender or exchange offer to acquire 15 percent or more of the outstanding shares.

Each right entitles a holder to purchase one two-hundredth of a share of Series A Junior Participating Preferred Stock, without par value at an exercise price of $162.00 per share, subject to adjustment. If an acquirer obtains 15 percent or more of the Company's common stock and the Board of Directors determines that such acquisition is not in the best interest of the shareholders, the rights of shareholders other than the acquiror will entitle the holder to purchase common shares of the Company (or, under certain circumstances, of the acquiror) at a 50 percent discount. Under the plan ERC will not be deemed an acquiror in the event of the conversion of the Convertible Capital Securities it holds into common stock of the Company unless it acquires 1 percent or more additional shares.

The rights expire on November 28, 2008 and may be redeemed by the Company for $0.01 per right any time until the tenth business day following public announcement that a 15 percent position has been acquired.

17. Consolidated Quarterly Data (unaudited)

                                            First           Second           Third             Fourth
1998                                       Quarter         Quarter          Quarter           Quarter            Year
------------------------------------------------------------------------------------------------------------------------------
Gross earned premiums                       $179.7          $175.7          $212.5            $202.6            $770.5
Ceded premiums                                80.3            85.3           113.0              95.8             374.4
                                        --------------------------------------------------------------------------------------
Insurance premiums                          $ 99.4          $ 90.4          $ 99.5            $106.8            $396.1
Engineering services                          19.7            22.7            25.3              25.8              93.5
Net investment income                         15.2            15.9            15.5              17.6              64.2
Realized investment gains                      3.2             7.3             7.9               7.0              25.4
                                        --------------------------------------------------------------------------------------
   Total revenues                           $137.5          $136.3          $148.2            $157.2            $579.2
                                        --------------------------------------------------------------------------------------
Income from continuing operations
   before income taxes and
   distributions on capital securities      $ 69.6          $ 34.8          $ 36.1            $ 33.4            $173.9
Income taxes                                  22.5             9.3             9.3              10.3              51.4
Distributions on capital securities
   of subsidiary trust, net of income
   tax                                         4.5             4.7             4.6               4.6              18.4
                                        --------------------------------------------------------------------------------------
Income from continuing operations           $ 42.6          $ 20.8          $ 22.2            $ 18.5            $104.1
Discontinued operations:
   Loss from operations, net of
     income tax benefits                    $ (6.6)         $  --           $  --             $  --             $ (6.6)
   Gain on disposal, net of income
     taxes                                    36.9             --              --                --               36.9
                                        --------------------------------------------------------------------------------------
Total discontinued operations               $ 30.3          $  --           $  --             $  --             $ 30.3
                                        --------------------------------------------------------------------------------------
Net income                                  $ 72.9          $ 20.8          $ 22.2            $ 18.5            $134.4
                                        --------------------------------------------------------------------------------------
Earnings per common share-basic:
   Income from continuing operations        $  1.45         $  0.71         $  0.75           $  0.64           $  3.55
   Discontinued operations                     1.04            --              --                 --               1.04
                                        --------------------------------------------------------------------------------------
           Net income                       $  2.49         $  0.71         $  0.75           $  0.64           $  4.59
                                        --------------------------------------------------------------------------------------
Earnings per common share-
  assuming dilution:
   Income from continuing operations        $  1.31         $  0.68         $  0.72           $  0.63           $  3.35
   Discontinued operations                     0.86            --               --                --               0.86
                                        --------------------------------------------------------------------------------------
Net income                                  $  2.17         $  0.68         $  0.72           $  0.63           $  4.21
                                        --------------------------------------------------------------------------------------
Dividends declared per common share         $  0.40         $  0.40         $  0.42           $  0.42           $  1.64
                                        --------------------------------------------------------------------------------------
Common stock price ranges:
   High                                     $ 44.92         $ 53.50         $ 57.63           $ 42.00           $ 57.63
   Low                                      $ 36.45         $ 43.17         $ 40.38           $ 36.00           $ 36.00
   Close                                    $ 44.92         $ 53.50         $ 40.38           $ 41.06           $ 41.06
Shareholders at December 31,                                                                                   5,045
------------------------------------------------------------------------------------------------------------------------------


                                           First           Second            Third             Fourth            Year
1997                                      Quarter         Quarter           Quarter           Quarter
----------------------------------------------------------------------------------------------------------------------------

Gross earned premiums                     $155.8           $149.2            $151.6            $152.7            $609.3
Ceded premiums                              33.5             32.0              30.3              22.3             118.1
                                        ------------------------------------------------------------------------------------
Insurance premiums                        $122.3           $117.2            $121.3            $130.4            $491.2
Engineering services                        14.7             15.0              15.5              16.1              61.3
Net investment income                        8.0              8.8               9.1              10.9              36.8
Realized investment gains                    0.5              3.4               2.3               7.9              14.1
                                        ------------------------------------------------------------------------------------
   Total revenues                         $145.5           $144.4            $148.2            $165.3            $603.4
                                        ------------------------------------------------------------------------------------
Income from continuing operations
 before income taxes and distributions
 on capital securities                    $ 21.4           $ 22.1            $ 21.5            $ 28.7            $ 93.7
Income taxes                                 5.5              5.7               5.3               8.6              25.1
Distributions on capital securities
   of subsidiary trust, net of income
   tax                                       --              --                 1.0               1.3               2.3
                                        ------------------------------------------------------------------------------------
Income from continuing operations         $ 15.9           $ 16.4            $ 15.2            $ 18.8            $ 66.3
Discontinued operations:
   Loss from operations, net of
     income tax benefits                  $  --            $ --              $ --              $  --             $  --
   Gain on disposal, net of income
     taxes                                   --              --                --                 --                --
                                        ------------------------------------------------------------------------------------
     Total discontinued operations        $  --            $ --              $ --              $  --             $  --
                                        ------------------------------------------------------------------------------------
Net income                                $ 15.9           $ 16.4            $ 15.2            $ 18.8            $ 66.3
                                        ------------------------------------------------------------------------------------
Earnings per common share-basic:
   Income from continuing operations      $  0.52          $  0.54           $  0.51           $  0.65           $  2.21
   Discontinued operations                   --               --                --                --                --
                                        ------------------------------------------------------------------------------------
   Net income                             $  0.52          $  0.54           $  0.51           $  0.65           $  2.21
                                        ------------------------------------------------------------------------------------
Earnings per common share-assuming
   dilution:
   Income from continuing operations      $  0.52          $  0.53           $  0.51           $  0.64           $  2.20
   Discontinued operations                   --               --                 --                 --              --
                                        ------------------------------------------------------------------------------------
   Net income                             $  0.52          $  0.53           $  0.51           $  0.64           $  2.20
                                        ------------------------------------------------------------------------------------
Dividends declared per common share       $  0.38          $  0.38           $  0.40           $  0.40           $  1.56
                                        ------------------------------------------------------------------------------------
Common stock price ranges:
   High                                   $ 31.50          $ 35.92           $ 37.67           $ 37.08            $37.67
   Low                                    $ 29.83          $ 29.58           $ 35.08           $ 33.67            $29.58
   Close                                  $ 29.83          $ 35.58           $ 37.13           $ 36.80            $36.80
Shareholders at December 31,                                                                                    5,221
----------------------------------------------------------------------------------------------------------------------------

                                          Schedule I
                                        HSB Group, Inc.
          Summary of Investments - Other Than Investments in Related Parties
                                        (in millions)


                  Column A                   Column B    Column C     Column D     Column E     Column F     Column G
----------------------------------------------------------------------------------------------------------------------------
                                                               1998                                   1997
                                             -------------------------------------------------------------------------------
                                                                         Amount                                 Amount
                                                                         Shown                                  Shown
                                                                         In The                                 In The
                                                            Market      Balance                    Market       Balance
             Type of Investment               Cost          Value        Sheet         Cost         Value        Sheet
----------------------------------------------------------------------------------------------------------------------------
Fixed Maturities:
   Bonds:
      U.S. Government and Government
        Agencies and Authorities                $  0.0    $    0.0     $    0.0       $  0.0       $  0.0       $  0.0
      States, Municipalities and Political
        Subdivisions                              47.4        49.3         49.3         37.6         39.7         39.7
      Foreign Governments                         21.0        21.3         21.3         33.1         33.5         33.5
      Public Utilities                             0.0         0.0          0.0          0.0          0.0          0.0
      Convertibles and Bonds with Warrants
        Attached                                   0.0         0.0          0.0          0.0          0.0          0.0
      All Other Bonds                            273.5       276.2        276.2         28.1         28.7         28.7
   Certificates of Deposit                         0.0         0.0          0.0          0.0          0.0          0.0
   Mortgage Receivable                            11.1        11.1         11.1         11.1         11.1         11.1
   Redeemable Preferred Stocks                   215.5       219.2        219.2        131.2        135.4        135.4
                                             -------------------------------------------------------------------------------
         Total Fixed Maturities                 $568.5    $  577.1     $  577.1       $241.1       $248.4       $248.4

Equity Securities:
   Common Stocks:
      Public Utilities                            16.6        19.1         19.1         16.3         19.8         19.8
      Banks and Insurance                         39.9        48.7         48.7         13.4         23.5         23.5
      Industrial and Other                        84.8       181.5        181.5         67.8        135.7        135.7
   Non-Redeemable Preferred Stocks               185.0       187.8        187.8        133.8        144.8        144.8
                                             -------------------------------------------------------------------------------
         Total Equity Securities                $326.3    $  437.1     $  437.1       $231.3       $323.8       $323.8

Short-term Investments and Cash                 $ 80.6    $   80.6     $   80.6       $424.5       $424.5       $424.5
                                             -------------------------------------------------------------------------------
         Total Investments                      $975.4    $1,094.8     $1,094.8       $896.9       $996.7       $996.7
                                             ===============================================================================

                          HSB GROUP, INC. (Registrant)
        SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF HSB GROUP, INC.
                            BALANCE SHEET INFORMATION
                                  December 31,
                                  (In millions)

                                                 1998              1997
                                           -----------------------------------

Assets
Cash                                           $  0.1            $  0.7
Short-term investments, at cost                   2.1              60.5
Investment in subsidiaries                      780.2             657.0
Fixed maturities, at fair value
  (cost-$47.9; $11.7)                            47.2              11.8
Equity securities, at fair value
  (cost-$45.2; $27.0)                            43.4              27.2
Other assets                                      2.9              23.9
                                           -----------------------------------

     Total assets                              $875.9            $781.1
                                           ===================================

Liabilities
Dividends and distributions on
  capital securities                           $ 23.2            $ 13.3
Other liabilities                                24.5              13.6
                                           -----------------------------------

     Total liabilities                           47.7              26.9
                                           -----------------------------------

Company obligated mandatorily redeemable
   capital securities of subsidiary
   Trust I holding solely
   junior subordinated
   deferrable interest
   debentures of the Company,
   net of unamortized discount
   of $1.1 in 1998 and 1997.                    108.9             108.9

Company obligated mandatorily redeemable
   convertible capital securities of
   subsidiary Trust II holding solely
   junior subordinated deferrable
   interest debentures of the Company.          300.0             300.0

Shareholders' Equity
Common stock                                     10.0              10.0
Paid in capital                                  33.5              31.6
Accumulated other comprehensive income           66.8              55.9
Retained earnings                               311.2             248.8
Benefit plans                                    (2.2)             (1.0)
                                           -----------------------------------

     Total shareholders' equity                 419.3             345.3
                                           -----------------------------------

     Total liabilities and
      shareholders' equity                     $875.9            $781.1
                                           ===================================


These condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of HSB Group, Inc. (see pages 46 through 78).

                          HSB GROUP, INC. (Registrant)
        SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF HSB GROUP, INC.
                   CONDENSED STATEMENTS OF INCOME INFORMATION
                       For the periods ended December 31,
                                  (In millions)

                                                    1998                1997*
                                                --------------------------------

Revenues:
   Net investment income                           $  6.4               $ 1.4
   Realized investment gains                          1.0                 -
                                                --------------------------------

Income before income taxes and distributions          7.4                 1.4
   on capital securities


Income taxes                                          2.5                 0.5

Distribution on capital securities of                18.4                 2.3
   subsidiary trusts, net of income taxes of
   $9.9 and $1.2.
                                                --------------------------------

Net loss - parent only                              (13.5)               (1.4)

Equity in net income of subsidiaries                147.9                35.4
                                                --------------------------------

Net income                                         $134.4               $34.0
                                                ================================

*  For the period from June 23, 1997 through December 31, 1997.

These condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of HSB Group, Inc. (see pages 46 through 78).

                          HSB GROUP, INC. (Registrant)
        SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF HSB GROUP, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS INFORMATION
                       For the periods ended December 31,
                                  (In millions)

                                                         1998             1997*
                                                     ---------------------------

Operating Activities:
   Net income                                          $134.4           $ 34.0
   Undistributed earnings of subsidiaries**             (91.8)           (21.2)
   Distributions on capital securities                   28.3              3.5
   Realized investment gains                             (1.0)              -
   Decrease (increase) in other assets                    9.2            (26.2)
   Increase in other liabilities                         22.2             10.8

                                                     ---------------------------
   Cash provided by operating activities                101.3              0.9
                                                     ---------------------------

Investing Activities:
   Sale (purchase) of short-term investments, net        58.4            (60.5)
   Purchase of fixed maturities                         (48.0)           (11.8)
   Proceeds from sale of fixed maturities                12.3              -
   Purchase of equity securities                        (26.6)           (27.0)
   Proceeds from sale of equity securities                8.7              -
   Purchase of Solomon Associates, Inc.,
    net of cash acquired                                 (2.1)             -
   Contribution to subsidiaries                           -             (279.5)

                                                     ---------------------------
   Cash provided (used) by investing activities           2.7           (378.8)
                                                     ---------------------------

Financing Activities:
   Dividends and distribution on
    capital securities                                  (66.2)           (11.9)
   Net proceeds from issuance of company
    obligated mandatorily
     redeemable capital securities                         -             408.9
   Options exercised                                      9.3              5.5
   Reacquisition of stock                               (47.7)           (36.5)
   Other                                                  -               12.6

                                                     ---------------------------
   Cash (used) provided by financing activities        (104.6)           378.6
                                                     ---------------------------

Change in cash                                           (0.6)             0.7

Cash at beginning of period                               0.7              -

Cash at end of period                                  $  0.1           $  0.7
                                                     ===========================


*  For the period from June 23, 1997 through December 31, 1997.

** Dividends received from Hartford Steam Boiler Inspection and Insurance Company were $56.1 million and $12.8 million in 1998 and 1997 respectively.

These condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of HSB Group, Inc. (see pages 46 through 78).


                                  Schedule III
                                 HSB Group, Inc.
                       Supplementary Insurance Information
                  For Years Ended December 31, 1998, 1997, 1996

   Column A      Column B*  Column C*   Column D* Column E*  Column F Column G** Column H    Column I  Column J  Column K
----------------------------------------------------------------------------------------------------------------------------

Segment            Deferred   Future      Unearned  Other      Premium   Net        Benefits,    Amortiza-  Other      Premiums
                   acquisi-   policy      premiums  policy     revenue   invest      claims,     tion of    operating  written
                    tion     benefits                claims              -ment    losses and    prepaid     expense
                    costs     and                     and                 income    settlement   policy
                              losses,               benefits                       expenses    acquisition
                              claims and            payable                                     costs
                              loss
                              expenses

1998:
   Commercial           $-        $-          $-         $-     $306.3     $-        $124.6       $67.6    $95.6     $327.5
   Global Special
    Risk                 -         -           -          -       83.6      -          46.6         0.9     18.1       20.3
   Other Segments        -         -           -          -        6.2      -           3.7        (2.2)     -          4.8
                   =========================================================================================================
Total                   $-        $-          $-         $-     $396.1     $-        $174.9       $66.3   $113.7     $352.6
                   =========================================================================================================

1997:
   Commercial           $-        $-          $-         $-     $269.0     $-        $103.9       $59.5    $83.2     $277.4
   Global Special
    Risk                 -         -           -          -      217.1      -         111.4        31.0     58.3      217.3
   Other Segments        -         -           -          -        5.1      -           2.6         0.2      1.3        3.8
                   =========================================================================================================
Total                   $-        $-          $-         $-     $491.2     $-        $217.9       $90.7   $142.8     $498.5
                   =========================================================================================================

1996:
   Commercial           $-        $-          $-         $-     $253.1     $-         $98.6       $56.3    $78.1     $255.8
   Global Special
    Risk                 -         -           -          -      187.7      -         101.9        29.5     57.0      192.2
   Other Segments        -         -           -          -        7.8      -           3.9         0.2      1.3        6.4
                   =========================================================================================================
Total                   $-        $-          $-         $-     $448.6     $-        $204.4       $86.0   $136.4     $454.4
                   =========================================================================================================

* Segment assets are not included in management's evaluation of and allocation of resources to segments.

** Investment assets are managed by and investment income is allocated to the Company's Investment segment.

                                                    Schedule IV
                                                  HSB Group, Inc.
                                                    Reinsurance
                                                   (in millions)

--------------------------------------------------------------------------------------------------------------------
         Column A            Column B      Column C         Column D         Column E             Column F
        Insurance             Gross        Ceded to         Assumed            Net              Percentage of
         Premiums             Amount         Other         From Other         Amount               Amount
                                           Companies       Companies                           Assumed to Net
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
1998
Property and Liability
Insurance                     $408.8       $374.4          $361.7           $396.1                 91.3%

1997
Property and Liability
Insurance                     $370.1       $118.1          $239.2           $491.2                 48.7%

1996
Property and Liability
Insurance                     $343.4       $107.9          $213.1           $448.6                 47.5%

                                                  SCHEDULE V
                                                HSB Group, Inc.
                                     Valuation and Qualifying Accounts
                                                (in millions)


      Column A                        Column B        Column C      Column D        Column E        Column F
      -------------------------------------------------------------------------------------------------------------

               Description            Balance at     Charged to     Charged to      Deductions     Balance At End
                                     Beginning of     Costs and   Other Accounts   Describe (a)      of Period
                                        Period        Expenses
      -------------------------------------------------------------------------------------------------------------

      1998
      Reserve for Accounts
      Receivable                          $3.6            $0.5          $0.0            $0.2            $3.9

      1997
      Reserve for Accounts
      Receivable                          $3.0            $0.9          $0.0            $0.3            $3.6

      1996
      Reserve for Accounts
      Receivable                          $3.3            $1.4          $0.0            $1.7            $3.0


      (a) Engineering Services and Insurance Premium Receivables written off as uncollectible.

                                      Schedule VI
                                     HSB Group, Inc.
      Supplemental Information Concerning Property-Casualty Insurance Operations


                  For Years Ended December 31, 1998, 1997, 1996


        Column A  Column B   Column C  Column D   Column E  Column F  Column G      Column H        Column I   Column J   Column K

        ---------------------------------------------------------------------------------------------------------------------------

        Affiliati  Prepaid  Reserves   Discount,  Unearned   Earned    Net        Claims and Claim  Amortiza-  Paid        Premiums
        with       Acquisi-   for       if any,   Premium   Premium   Investment    Adjustment       tion of  Claims and    Written
        Registrant   tion    Unpaid    deducted                        Income     Expenses Incurred Prepaid    Claim
        (Consolid-   Costs   Claims      in                                          Related to        Policy     Adjustment
        ated                  and      Column C                                                     Acquisi-    Expenses
        property-             Claim                                                                tion Costs
        casualty            Adjustment
        entities)           Expenses
        ----------------------------------------------------------------------------------------------------------------------------
                                                                                 Current   Prior
                                                                                   Year    Year
        ----------------------------------------------------------------------------------------------------------------------------

          1998       46.6     550.3      -        477.9       396.1     64.2       164.0    10.9      66.3        196.0      352.6

          1997       42.5     276.7      -        287.3       491.2     36.8       209.5     8.4      90.7        204.9      498.5

          1996       40.6     302.9      -        270.6       448.6     32.3       214.2    -9.8      86.0        172.1      454.4


Item 9.  Changes in and Disagreements with Accountants on

         Accounting and Financial Disclosure.


     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     "Nominees for Election to the Board of Directors for Three-Year Term Expiring in 2002" and "Members of the Board of Directors Continuing in Office" on pages 2-5 of the Company's Proxy Statement dated March 5, 1999 are incorporated herein by reference. Also see pages 23 -24 herein.

Item 11.  Executive Compensation.

     "Meetings and Remuneration of the Directors" on pages 5-7, "Human Resources Committee Report on Executive Compensation" on pages 9-12, "Summary Compensation Table" on page 13, "Stock Option and Long-Term Incentive Plan Tables" on pages 14-15, "Retirement Plans" on page 16, "Employment Arrangements" on pages 16-17, "Compensation Committee Interlocks and Insider Participation" on page 17, and "Performance Graph" on page 18 of the Company's Proxy Statement dated March 5, 1999 are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

"Security Ownership of Certain Beneficial Owners and Management" on pages 7-9 of the Company's Proxy Statement dated March 5, 1999 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     "Compensation Committee Interlocks and Insider Participation" on page 17 of the Company's Proxy Statement dated March 5, 1999 is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K.

     (a) The financial statements and schedules listed in the Index to Financial Statements and Financial Statement Schedules on page 43 herein are filed as part of this report.

     (b) Reports on Form 8-K -

          (i) Form 8-K dated October 26, 1998 to report third quarter 1998 results of Registrant;

          (ii) Form 8-K dated November 2, 1998 to report declaration of dividend by Registrant;

          (iii)Form 8-K dated December 2, 1998 to report adoption of revised shareholder rights plan;

          (iv) From 8-K dated January 25, 1999 to report fourth quarter 1998 Results of Registrant; and

          (v) Form 8-K dated January 26, 1999 to report declaration of dividend by Registrant.


     (c) The exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HSB GROUP, INC.
       (Registrant)


By:  /s/ Gordon W. Kreh
      Gordon W. Kreh
      Chairman, President and Chief
      Executive Officer
      March 30, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       (Signature)                                             (Title)

By:/s/  Gordon W. Kreh
    Gordon W. Kreh                              Chairman, President, Chief
     March 30, 1999                             Executive Officer and Director


  /s/ Saul L. Basch                             Senior Vice President, Treasurer
    Saul L. Basch                               and Chief Financial Officer
    March 30, 1999                              (Principal Financial Officer and
                                                Principal Accounting Officer)

  /s/ Robert C. Walker
      Robert C. Walker                          Senior Vice President and
      March 30, 1999                            General Counsel

(Joel B Alvord)*                                Director


(Richard H. Booth)*                             Director


(Colin G. Campbell)*                            Director


(Richard G. Dooley)*                            Director


(William B. Ellis)*                             Director

(Henrietta Holsman Fore)*                       Director


(E. James Ferland)*                             Director


(Simon W. Leathes)*                             Director


(Lois Dickson Rice)*                            Director




*By:  /s/ Robert C. Walker
     Robert C. Walker
     (Attorney-in-Fact)
     March 30, 1999

                                INDEX TO EXHIBITS

Exhibit
Number      Description

**(3)(i) Certificate of Incorporation of HSB Group, Inc., incorporated by reference to Exhibit 3(i) to the Registrant's Form 10-K for the year ended December 31, 1997, File Number 001-13135.

**(3)(ii)      By-laws of HSB Group, Inc.,  incorporated by reference to Exhibit
               3(ii) to the  Registrant's  Form 10-K for the year ended December
               31, 1997, File Number 001-13135.

**(4)(i) Rights Agreement dated as of November 28, 1998 between HSB Group, Inc. and Bankboston, N.A., as Rights Agent, incorporated by reference to the Registrant's Report on Form 8-K dated September 21, 1998, File Number 001-13135.

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

**10(ii)       (a)  Operating  Agreement for HSB-IRI  Property  Insurance
                    Business by and among Employers  Reinsurance  Corporation,
                    HSB  Industrial  Risk  Insurers,  and The  Hartford  Steam
                    Boiler Inspection and Insurance Company, effective as of January 1, 1998, incorporated by reference to Exhibit
                    10(ii) to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File Number 001-13135.

**10(ii)       (b)  Limited  Liability Company Agreement of HSB Industrial
                    Risk  Insurers,  L.L.C.,   incorporated  by  reference  to
                    Exhibit  10(ii) to the  Registrant's  Quarterly  Report on
                    From 10-Q for the quarter ended  September 30, 1998,  File
                    Number 001-13135

(10)(iii)    **(a)  Employment  Agreement dated February 3, 1997 between
                    HSBIIC and various executive officers, assumed by Registrant; incorporated by reference to HSBIIC's Form 10-K for the year ended December 31, 1996, filed with the Commission on March 31, 1997, File No. 001-10527 (the "1996 10-K").*

             **(b) HSB Group, Inc. Long-Term Incentive Plan, as amended and restated effective September 21, 1998, incorporated by reference to Exhibit 10(iii)(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File Number 001-13135.*

             **(c) HSB Group, Inc. Short-Term Incentive Plan, as amended and restated effective January 1, 1998, incorporated by reference to Exhibit 10 (iii)(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File Number 001-13135.*

             **(d) HSB Group, Inc. 1985 Stock Option Plan, as amended and restated as of September 21, 1998, incorporated by reference to Exhibit 10(iii)(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File Number 001-13135.*

             **(e) HSB Group, Inc. 1995 Stock Option Plan, as amended and restated effective September 21, 1998, incorporated by reference to Exhibit 10(iii)(d) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File Number 001-13135.*

             **(f) Pre-Retirement Death Benefit and Supplemental Pension Agreement between HSBIIC and various executive officers, as amended and restated effective March 14, 1997, assumed by Registrant, incorporated by reference to the 1996 10-K. *

             **(g) Pre-Retirement Death Benefit and Supplemental Pension Agreement between HSBIIC and William A. Kerr, dated March 14, 1997, assumed by Registrant, incorporated by reference to the 1996 10-K. *

             **(h) Pre-Retirement Death Benefit and Supplemental Pension Agreement between HSBIIC and Robert C. Walker, dated March 14, 1997, assumed by Registrant, incorporated by reference to the 1996 10-K.*

             **(i) HSB Group, Inc. Directors Stock and Deferred Compensation Plan, as amended and restated effective September 21, 1998, incorporated by reference to Exhibit 10(iii)(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File Number 001-13135.*

             **(j) Description of certain arrangements not set forth in any formal documents, as described on pages 5 - 6 , with respect to directors' compensation, and on pages 8 -16, with respect to executive officer's compensation, which pages are incorporated by reference to Registrant's Proxy Statement dated and filed March 5, 1999. *

(21)           Subsidiaries of the Registrant.

(23) Consent of experts and counsel - consent of PricewaterhouseCoopers LLP.

(24)           Power of attorney.

(27)           Financial Data Schedule.
 27.1          Financial Data Schedule
 27.2          Restated Financial Data Schedule

* Management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

** Previously filed.