Form 10-Q
period 1999-03-31
HSB GROUP INC
filed 1999-05-17
CIK 1034588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/x/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's common stock without par value, as of March 31, 1999: 29,000,782

                                 HSB GROUP, INC.

                                      INDEX


PART I   FINANCIAL STATEMENTS                                             PAGE

     Item 1 - Financial Statements

     Consolidated Statements of Operations for the Quarters
     ended March 31, 1999 and 1998 (unaudited).............................. 3

     Consolidated Statements of Comprehensive Income for the
     Quarters ended March 31, 1999 and 1998 (unaudited)..................... 4

     Consolidated  Statements  of  Financial  Position
     as  of  March  31,  1999 (unaudited) and December 31, 1998............. 5

     Consolidated  Statements of Cash Flows for the Three
     Months ended March 31, 1999 and 1998 (unaudited) ...................... 6

     Notes to Consolidated Financial Statements (unaudited)................. 7

     Item 2 -  Management's  Discussion and Analysis of
     Consolidated  Financial Condition and Results of Operations........... 12

PART II  OTHER INFORMATION

     Item 1 - Legal Proceedings............................................ 21

     Item 6 - Exhibits and Reports on Form 8-K............................. 21


SIGNATURES................................................................. 22

Item 1.  Financial Statements

                                 HSB GROUP, INC.
                      Consolidated Statements of Operations
                                    Unaudited
                      (in millions, except per share data)

                                                         Quarter
                                                      Ended March 31
                                                 1999              1998
                                            ----------------------------------
Revenues:
  Gross earned premium                         $ 208.9           $ 179.7
  Ceded premiums                                 112.4              80.3
                                            ----------------------------------
  Insurance premiums                              96.5              99.4
  Engineering services                            27.6              19.7
  Net investment income                           15.7              15.2
  Realized investment gains                        7.1               3.2
                                            ----------------------------------
     Total revenues                              146.9             137.5
                                            ----------------------------------

Expenses:
  Claims and adjustment                           38.3              44.6
  Policy acquisition                              22.6              14.6
  Underwriting and inspection                     24.0              29.7
  Engineering services                            25.2              17.9
  Interest                                         0.4               0.1
                                            ----------------------------------
     Total expenses                              110.5             106.9
                                            ----------------------------------

Gain on sale of IRI                                -                39.0

Income from continuing operations
   before income taxes and distributions
   on capital securities                       $  36.4           $  69.6

Income taxes (benefit):
   Current                                         8.2              27.6
   Deferred                                        2.7              (5.1)
                                            ----------------------------------
     Total income taxes                        $  10.9           $  22.5

Distribution on capital securities of
   subsidiary trust, net of income
   tax benefits of $2.4 and $2.5                   4.5               4.5
                                            ----------------------------------
Income from continuing operations              $  21.0           $  42.6

Discontinued operations:
     Loss from operations, net of income
      tax benefits of $ - and $3.2                 -                (6.6)


     Gain on disposal, net of income
      taxes of $ - and $23.7                       -                36.9
                                            ----------------------------------

Total discontinued operations                  $   -             $  30.3
                                            ----------------------------------

Net income                                     $  21.0           $  72.9
                                            ==================================

Per share data:

Net income per common share-basic:
    Income from continuing operations          $   0.72          $   1.45
    Discontinued operations                        -                 1.04
                                            ==================================
    Net income                                 $   0.72          $   2.49
                                            ==================================

Net income per common
 share-assuming dilution:
    Income from continuing operations          $   0.71          $   1.31
    Discontinued operations                        -                 0.86
                                            ==================================
    Net income                                 $   0.71          $   2.17
                                            ==================================

Dividends declared per share                   $   0.42          $   0.40
Average shares outstanding and common
 stock equivalents                                34.5              35.2

See Notes to Consolidated Financial Statements.

                                 HSB GROUP, INC.
                 Consolidated Statements of Comprehensive Income
                                    Unaudited
                                  (in millions)

                                                              Quarter
                                                           Ended March 31,
                                                         1999           1998
                                                  ------------------------------
Net income                                         $     21.0     $     72.9
Other comprehensive income, net of tax:
   Unrealized gains (losses) on securities:

     Unrealized holding gains (losses)
      arising during the period, net of taxes
       (benefits) of ($4.2) and $10.9                    (8.0)          18.2

     Add : reclassification adjustments for
      gains included in net income                       (4.6)          (0.7)
                                                  ------------------------------

       Total unrealized gains on securities             (12.6)          17.5
     Foreign currency translation adjustments,
      net of income taxes                                 0.3            0.1
                                                  ------------------------------

     Other comprehensive income                         (12.3)          17.6

                                                  ------------------------------
     Comprehensive income                          $      8.7     $     90.5
                                                  ==============================

See Notes to Consolidated Financial Statements

                                 HSB GROUP, INC.
                  Consolidated Statements of Financial Position
                      (In millions, except per share data)

                                                        March 31,   December 31,
                                                           1999         1998
                                                       (Unaudited)
                                                      --------------------------
Assets:
 Cash and cash equivalents                             $     3.7      $    18.3
 Short-term investments, at cost                            90.6           62.3
 Fixed maturities, at fair value
  (cost -$562.7;  $568.5)                                  559.1          577.1
 Equity securities, at fair value
  (cost - $322.8;  $326.3)                                 426.7          437.1
                                                      --------------------------
    Total cash and invested assets                       1,080.1        1,094.8

 Reinsurance assets                                        637.3          630.4
 Insurance premiums receivable                             109.7          146.7
 Engineering services receivable                            32.6           26.1
 Fixed assets                                               54.7           54.9
 Prepaid acquisition costs                                  50.5           46.6
 Capital lease                                              14.4           14.6
 Other assets                                              133.7          129.9
                                                      ==========================
    Total assets                                       $ 2,113.0      $ 2,144.0
                                                      ==========================

Liabilities:
  Unearned insurance premiums                          $   454.6      $   477.9
  Claims and adjustment expenses                           558.0          550.3
  Short-term borrowings                                     26.2           21.0
  Long-term borrowings                                      25.1           25.1
  Capital lease                                             27.8           27.9
  Deferred income taxes                                     38.6           42.7
  Dividends and distributions on capital
   securities                                               17.9           23.2
  Ceded reinsurance payable                                 56.9           64.1
  Other liabilities                                         84.8           83.6
                                                      --------------------------
    Total liabilities                                    1,289.9        1,315.8
                                                      --------------------------

Company obligated mandatorily redeemable
 capital securities of subsidiary Trust I
 holding solely junior subordinated
 deferrable interest debentures of the
 Company, net of unamortized
 discount of $1.1 in 1999 and 1998                         108.9          108.9


Company obligated mandatorily
 redeemable convertible capital securities
 of subsidiary Trust II holding solely
 junior subordinated deferrable interest
 debentures of the Company                                 300.0          300.0


Shareholders' equity:

   Common stock (stated value; shares
    authorized 50.0; shares issued and
     outstanding 29.0; 28.9)                                10.0           10.0

   Additional paid-in capital                               35.2           33.5
   Accumulated other comprehensive income                   54.5           66.8
   Retained earnings                                       321.4          311.2
   Benefit plans                                            (6.9)          (2.2)
                                                      --------------------------
      Total shareholders' equity                           414.2          419.3
                                                      --------------------------
      Total                                            $ 2,113.0      $ 2,144.0
                                                      ==========================

     Common shareholders' equity per common share      $    14.28     $    14.53

See Notes to Consolidated Financial Statements.

                                 HSB GROUP, INC.
                      Consolidated Statements of Cash Flows
                                    Unaudited
                                  (In Millions)

                                                                 Quarter
                                                             Ended March 31,
                                                          1999            1998
                                                  ------------------------------
Operating Activities:
Net income                                         $       21.0    $      72.9
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                           5.1             2.9
   Deferred income taxes (benefit)                         2.7            (5.1)
   Realized investment gains                              (7.1)           (3.2)
   Distributions on capital securities                     6.9             7.0
   Gain from the disposition of Radian,
    net of income taxes                                    -             (30.3)
   Gain from the disposition of IRI,
    net of income taxes                                    -             (25.2)
   Change in balances, net of effects from
    purchases and sales of subsidiaries:
     Insurance premiums receivable                        37.0           (54.7)
     Engineering services receivable                      (6.3)           (2.2)
     Prepaid acquisition costs                            (3.9)           26.7
     Reinsurance assets                                   (6.9)         (182.6)
     Unearned insurance premiums                         (23.3)          140.6
     Claims and adjustment expenses                        7.7            20.0
     Ceded reinsurance payable                            (7.2)           46.8
     Other                                                (3.3)            1.8
                                                  ------------------------------
       Cash provided by operating activities              22.4            15.4
                                                  ------------------------------

Investing Activities:
Fixed asset additions, net                                (3.3)           (3.3)

Investments:
   Sale (purchase) of short-term
    investments, net                                     (28.3)           54.5
   Purchase of fixed maturities                          (13.6)         (307.1)
   Proceeds from sale of fixed maturities                 16.0            11.6
   Redemption of fixed maturities                          2.7             2.3
    Purchase of equity securities                        (56.6)         (132.0)
   Proceeds from disposition of Radian                      -            128.9
   Proceeds from disposition of IRI                         -             49.1
   Proceeds from sale of equity securities                68.1            47.3
                                                  ------------------------------
     Cash used in investment activities                  (15.0)         (148.7)
                                                  ------------------------------

Financing Activities:
Increase (decrease) in short-term
 borrowings                                                4.4           (41.5)
Dividends and distributions on
 capital securities                                      (24.4)          (14.4)
Reacquisition of stock                                    (2.2)          (19.7)
Exercise of stock options                                  0.2             6.6
                                                  ------------------------------
       Cash used in financing activities                 (22.0)          (69.0)
                                                  ------------------------------

Net decrease in cash and cash equivalents                (14.6)         (202.3)

Cash and cash equivalents at beginning of period          18.3           293.2
                                                  ------------------------------
Cash and cash equivalents at end of period         $       3.7     $      90.9
                                                  ==============================
Interest paid                                      $       1.3     $       0.1
                                                  ------------------------------
Federal income tax paid                            $       1.8     $       0.8
                                                  ------------------------------

See notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
1.       General

         The interim consolidated financial statements in this report include adjustments based on management's best estimates and judgments, including estimates of future loss payments, which are necessary to present a fair statement of the results for the interim periods reported. These adjustments are of a normal, recurring nature. The financial statements are prepared on the basis of generally accepted accounting principles and should be read in conjunction with the financial statements and related notes in the 1998 Annual Report. Certain amounts for 1998 have been reclassified to conform with the 1999 presentation.

2.       Discontinued Operations

         On January 2, 1998, The Hartford Steam Boiler Inspection and Insurance Company (HSBIIC) exercised its option to put its 40 percent share in Radian International LLC (Radian LLC) to The Dow Chemical Company
         (Dow), for approximately $129 million, net of expenses. Radian LLC was formed in January 1996 as a joint venture with Dow to provide environmental, engineering, information technology, remediation and strategic chemical management services to industries and governments world-wide. In connection with the formation of the new company, HSBIIC contributed substantially all of the assets and liabilities of its wholly-owned subsidiary, Radian Corporation at historical cost to Radian LLC. No gain was recognized on the transfer. The results of Radian LLC were classified as discontinued operations following ratification on July 28, 1997 by HSB's Board of Directors of management's decision to exercise its put. The Company's share of
         Radian LLC's losses incurred subsequent to such decision of approximately $6.6 million after-tax was deferred and recognized at the time the gain was recognized in 1998. This transaction resulted in an after-tax gain of $36.9 million which was recorded in the first quarter of 1998.

3.       Industrial Risk Insurers

         On January 6, 1998, HSBIIC sold its 23.5 percent share in Industrial Risk Insurers (IRI) to Employers Reinsurance Corporation (ERC), one of the world's largest reinsurance companies, in accordance with a previously announced purchase and sale agreement between ERC and IRI's twenty-three member insurers. The gain on the sale of IRI was $36.6 million pre-tax and $23.8 million after-tax, of which $39.0 million pre-tax and $25.2 million after-tax was recognized in the first quarter of 1998. In the fourth quarter of 1998, adjustments were made to the costs associated with the sale. IRI is a voluntary, unincorporated joint underwriting association, which provides property insurance for the class of business known as "highly protected risks" (HPR) -- larger manufacturing, processing, and industrial businesses which have invested in protection against loss through the use of sprinklers and other means. HSBIIC received gross proceeds of $49.1 million, prior to transaction costs, for its 23.5 percent share in IRI. Because the sale was structured in part as a reinsurance transaction, a portion of HSBIIC's gross proceeds was utilized to reinsure in-force policies with ERC.

         Contemporaneous with the close of the sale, IRI was reconstituted with ERC (with a 99.5 percent share) and HSBIIC (with a 0.5 percent share) as the sole members. The new association was renamed HSB Industrial Risk Insurers. HSBIIC writes the business for HSB Industrial Risk Insurers using its insurance licenses and provides certain other management and technical services. In addition, through various quota share reinsurance agreements with ERC and HSB Industrial Risk Insurers, HSBIIC transferred its manufacturing book of business to HSB Industrial Risk Insurers and retains 85 percent of the equipment breakdown insurance and 15 percent of the property insurance of the combined insurance portfolio. The agreements are of indefinite duration, but ERC has an option to purchase HSB's interest in the business in the event of a 50 percent or more change in the control of HSB.


4.       Recent Accounting Developments

         The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) recently issued three Statements of Position (SOP) which became effective for fiscal years beginning after December 15, 1998; SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments", SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", and SOP 98-5, "Reporting on the Costs of Start-Up Activities". Because the Company's accounting policies were in compliance with the provisions of the SOP's, the implementation of the SOP's had no impact upon the results of operations, financial condition or cash flows.

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that such instruments be measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. This statement is effective for fiscal years beginning after June 15, 1999. The Company anticipates that the adoption of the provisions of SFAS No. 133 will not have a material impact on results of operations, financial condition or cash flows.

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

5.       Legal Proceedings

         HSBIIC has been involved in three significant claim-related disputes concerning the extent to which certain explosion events were insured under boiler and machinery coverages of HSBIIC. Information regarding these disputes has been provided in previous 10-K and 10-Q reports. Current rulings in all three cases confirm HSBIIC's long-standing position that HSBIIC policies do not cover the explosion events that occurred in those cases. In one case the parties settled their dispute following Summary Judgment rulings of the Federal District Court for the State of Illinois; in a second case, a decision of an arbitration panel has been confirmed by the Superior Court of the State of Connecticut; and in a third case, the Federal Court of Appeals for the Seventh Circuit has remanded the matter for entry of a judgment in HSBIIC's favor.

         The Company is also involved in various other legal proceedings as defendant or co-defendant that have arisen in the normal course of its business. In the judgment of management, after consultation with counsel, it is improbable that any liabilities which may arise from such litigation will have material adverse impact on the results of operations or the financial position of the Company.

6.       Earnings per share

         On April 21, 1998 the Board of Directors approved a three-for-two stock split for shares held of record on May 1, 1998. Additional shares resulting from the split were distributed on May 22, 1998. In accordance with SFAS No. 128, earnings per share presentations for March 1998 have been adjusted to reflect the impact of the stock split.

         Computation of Earnings Per Share:
                                                       Quarter Ended
                                                       March 31, 1999
                                                       --------------

                                                   Income          Shares            Per Share
                                                   ------          ------            ---------
Net income                                        $ 21.0

Basic EPS:
Income available to common shareholders           $ 21.0 (A)
Weighted Average Common Shares Outstanding                           28.9 (B)
Net income per common share-basic:                                                   $0.72 (A/B)*
Effect of dilutive securities:
   After-tax interest on convertible capital
     securities                                   $  3.4
   Convertible capital securities                                     5.3
   Stock options                                                      0.3
Diluted EPS:
Income available to common and assumed
   conversions:                                   $ 24.4 (C)         34.5 (D)
Net income per common share-assuming dilution:                                       $0.71 (C/D)*


                                                       Quarter Ended
                                                       March 31, 1998
                                                       --------------

                                               Income             Shares            Per Share
                                               ------             ------            ---------
Net income                                    $ 72.9

Basic EPS:
Income available to common shareholders       $ 72.9 (A)

Weighted Average Common Shares
   Outstanding                                                   29.3 (B)
Net income per common share-basic:                                                   $2.49 (A/B)*

Effect of dilutive securities:
   After-tax interest on convertible
     capital securities                       $  3.4
   Convertible capital securities                                 5.3
   Stock options                                                  0.6
Diluted EPS:
Income available to common and assumed
   conversions:                               $ 76.3 (C)         35.2 (D)

Net income per common share-assuming dilution:                                       $2.17 (C/D)*

         *  Computation excludes rounding.

7.       Segment Information

         In 1998, HSB implemented the provisions of Statement of Financial Accounting Standards (SFAS) 131, "Disclosures about Segments of an Enterprise and Related Information". This standard requires companies to report financial and descriptive information about reportable operating segments utilizing the management approach to defining operating segments. It includes disclosure requirements relating to products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect consolidated results of operations or financial position but did affect the disclosure of segment information.

         HSB has four reportable segments--Commercial insurance, Global Special Risk insurance, Engineering services and Investments. HSB is a multi-national company operating primarily in North American, European, and Asian markets. Through its Commercial segment operations, HSB provides risk modification services, equipment breakdown insurance and loss recovery services to commercial businesses. The Global Special Risk operating segment focuses on the needs of equipment-intensive industries by offering all risk coverage with customized engineering consulting and risk management. HSB's Engineering services operations offers professional scientific and technical consulting for industry and government on a worldwide basis. The Company's investment assets are managed by its Investment operating segment.

         The accounting policies of the segments are consistent with generally accepted accounting principles except for certain benefit charges which comprise the Corporate Account. HSB evaluates the performance of its segments and allocates resources to them based on net income (loss). Segment assets are not included in this evaluation process. Interest income and expense are included in the results of Investment operations.

         The following presents revenue and net income from the Company's reportable segments and reconciles these amounts to the corresponding consolidated totals:

           For the quarters ended March 31,              1999            1998
           ---------------------------------------- ----------------------------

           Revenues from continuing operations
           Insurance premiums:
           Commercial                                 $   80.3        $   68.1
           Global Special Risks                           15.7            30.0
           Engineering services                           27.6            19.7
           Net investment income and realized
            investment gains                              22.8            18.4
                                                    ------------    ------------
           Total revenues from reportable
            segments                                     146.4           136.2
           Other segments                                   .5             1.3
                                                    ------------    ------------
           Total revenues                             $  146.9        $  137.5
                                                    ============    ============


           Net income (loss):
           Commercial                                 $    1.4        $    1.3
           Global Special Risks                            5.2             4.2
           Engineering services                            1.3             1.0
           Investment                                     16.0            13.4
                                                    ------------    ------------
           Total net income from reportable
            segments                                      23.9            19.9
           Other segments                                  0.0              .7
           Corporate account                               1.6             1.3
           Distributions on capital securities            (4.5)           (4.5)
           Discontinued operations                         0.0            30.3
           Gain on sale of IRI, net of
            income taxes                                   0.0            25.2
                                                    ------------    ------------

           Net income                                 $   21.0        $   72.9
                                                    ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS - MARCH 31, 1999

RESULTS OF OPERATIONS
---------------------
(dollar amounts in millions)

Consolidated Overview
---------------------
                                                           Quarter Ended
                                                             March 31
                                                             --------
                                                      1999              1998
                                                      ----              ----

Revenues:

Gross earned premiums                              $  208.9         $  179.7
Ceded premiums                                        112.4             80.3
                                                 ---------------- --------------

Insurance premiums                                     96.5             99.4

Engineering services                                   27.6             19.7

Net investment income                                  15.7             15.2

Realized investment gains                               7.1              3.2
                                                 ---------------- --------------

   Total revenues                                    $146.9          $ 137.5
                                                 ================ ==============

Pre-tax Income from Continuing Operations:

   Pre-tax income excluding sale of IRI               $36.4            $30.6
   Pre-tax gain on sale of IRI                          0.0             39.0
                                                 ---------------- --------------

   Pre-tax income                                      36.4             69.6

Income taxes on continuing operations                  10.9             22.5

Distributions on capital securities                     4.5              4.5
                                                 ---------------- --------------

Income from continuing operations                      21.0             42.6

Discontinued operations                                 0.0             30.3
                                                 ---------------- --------------

Net income                                            $21.0            $72.9
                                                 ================ ==============

Net income per common share:

   Basic                                               $0.72            $2.49
   Assuming dilution                                   $0.71            $2.17

Absent the sales of Industrial Risk Insurers (IRI) and Radian International LLC (Radian LLC) discussed below, the Company's 1999 after-tax earnings increased
20.7 percent from the first quarter of 1998 due to higher realized gains, improved underwriting results and higher engineering gains. Net income for the first quarter of 1998 included after-tax gains on the sale of HSB's interest in IRI of $25.2 million and Radian LLC of $30.3 million. The Radian LLC gain is net of after-tax operating losses of $6.6 million that were deferred in 1997 when the decision was made to exercise HSB's option to put the Company's interest to The Dow Chemical Company (Dow). As a result, HSB's interest in Radian LLC was classified as a discontinued operation in 1997.



The effective tax rate on income from continuing operations for the first quarter was 30 percent compared to 32 percent for the comparable prior period. Typically tax rate fluctuations occur as underwriting and engineering services results and realized gains change the mix of pre-tax income between fully taxable earnings and tax preferred earnings that can be obtained by investing in certain instruments. In the first quarter of 1998 the taxes associated with the sale of IRI contributed to the higher effective tax rate. The Company continues to manage its use of tax advantageous investments to maximize after tax earnings.


Recent Accounting Developments
------------------------------

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) recently issued three Statements of Position (SOP) which became effective for fiscal years beginning after December 15, 1998; SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments", SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", and SOP 98-5, "Reporting on the Costs of Start-Up Activities". Because the Company's accounting policies were in compliance with the provisions of the SOP's, the implementation of the SOP's had no impact upon the results of operations, financial condition or cash flows.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that such instruments be measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. This statement is effective for fiscal years beginning after June 15, 1999. The Company anticipates that the adoption of the provisions of SFAS No. 133 will not have a material impact on results of operations, financial condition or cash flows.

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

Insurance Operations
--------------------

Insurance operations include the insurance results of The Hartford Steam Boiler Inspection and Insurance Company (HSBIIC), HSB Engineering Insurance Limited
(EIL), The Boiler Inspection and Insurance Company of Canada (BI&I), The Allen Insurance Company, Ltd., HSB of Connecticut, HSB of Texas, and HSBIIC's participation in HSB Industrial Risk Insurers and various other pools.

                                                         Quarter Ended
                                                            March 31
                                                            --------
                                                     1999              1998
                                                ---------------- ---------------

Gross earned premiums                             $  208.9         $  179.7
Ceded premiums                                       112.4             80.3
                                                ---------------- ---------------

Insurance premiums                                    96.5             99.4

Claims and adjustment expenses                        38.3             44.6

Underwriting, acquisition and other expenses          46.6             44.3
                                                ---------------- ---------------

Underwriting gain                                $    11.6         $   10.5
                                                ================ ===============


Loss ratio                                            39.7%            44.9%

Expense ratio                                         48.0%            44.3%
                                                ---------------- ---------------

Combined ratio                                        87.7%            89.2%
                                                ================ ===============


Gross earned premiums increased 16.2 percent from the comparable period in 1998. This was primarily attributable to an increase in premiums from HSB Industrial Risk Insurers of $13.0 million reflecting the Company's role as direct writer of that business. Other growth includes the impact of certain commercial books of business acquired in mid 1998. Gross earned premiums representing coverage outside the U.S. for non HSB Industrial Risk Insurers business decreased 4 percent in the first quarter from the comparable period in 1998. In certain areas of the Company's direct domestic and international businesses, the market is experiencing price erosion. HSB will not write business at rates which would lessen our ability to maintain underwriting profit.

Increases in ceded premium of 40 percent in the current quarter were the result of both the HSB Industrial Risk Insurers arrangement and related reinsurance with ERC, and the Company's reinsurance programs which now utilize more quota share reinsurance on certain of our books of business. We anticipate these new reinsurance contracts and the HSB Industrial Risk Insurers arrangement, along with growth in our commercial business, will continue to result in growth in gross earned premium but lower growth in net earned premium.

The loss ratio decreased from 44.9 percent in the first quarter of 1998 to 39.7 percent in the current quarter. First quarter 1998 results were impacted by severe ice storms in Canada. These storms impacted the loss ratio by approximately 6 percentage points. Gross claims and adjustment expenses for the first quarter 1999 and 1998 were $117.6 million and $87.7 million, respectively. The increase over 1998 was primarily the result of three large losses in our international business which were largely reinsured.

The expense  ratio  increased  from 44.3 percent in the first quarter of 1998 to
48.0 percent in the current quarter as the company purchased more reinsurance.

The following information summarizes net earned premiums and net income by reportable insurance segment:

                                                  Quarter Ended
                                                     March 31
                                                     --------
                                             1999              1998
                                             ----              ----
Commercial:
   Net earned premiums                   $   80.3          $   68.1
   Net income                                 1.4               1.3

Global Special Risks:
   Net earned premiums                   $   15.7          $   30.0
   Net income                                 5.2               4.2

Net earned premiums in the Commercial segment rose $12.2 million in 1999 from the comparable period in 1998 due to strong growth in client company billings and integration of the Kemper portfolio. Net income was depressed by an adjustment to commission expense, higher system costs related to Year 2000 and increased frequency of small claims.

Global Special Risks net earned premiums declined $14.3 million in 1999 from the comparable period in 1998 due to price erosion and the maintenance of strict underwriting standards, coupled with changes in reinsurance programs. Net income increased, however, due to favorable claims experience in comparison to 1998.


Engineering Services Operations
-------------------------------
                                                     Quarter Ended
                                                       March 31
                                                       --------
                                               1999               1998
                                               ----               ----

Engineering services revenues              $   27.6            $   19.7
Engineering services expenses                  25.2                17.9
                                        ------------------- ------------------

Operating gain                             $    2.4            $    1.8
                                        =================== ==================

Net margin                                      8.4%                8.9%

Engineering services operations include the results of HSBIIC's, EIL's and BI&I's engineering services, HSB Reliability Technologies (HSBRT), HSB Professional Loss Control, HSB International, Solomon Associates, Inc. (SAI) and the Company's interest in Integrated Process Technologies, LLC.

Engineering services revenues increased $7.9 million in the first quarter compared to the same period in 1998. The growth in revenues was primarily due to SAI which was acquired in April 1998 and EIL's revenues generated through recent acquisitions. The decline in operating margin from the previous periods reflects operating costs incurred to develop new products and in new start up operations.

The company continues to focus on identifying and evaluating acquisition candidates in the niche engineering management consulting service business, primarily in process industries, in order to expand or complement its engineering service capabilities.


Investment Operations
---------------------
                                              Quarter Ended
                                                March 31
                                                --------
                                        1999                1998
                                --------------------- -----------------

Net investment income                 $15.7                 $15.2
Realized investment gains               7.1                   3.2
                                --------------------- -----------------
Pretax income from
investment operations                 $22.8                 $18.4
                                ===================== =================

Income from investment operations for the first quarter increased $4.4 million primarily due to realized investment gains resulting from repositioning the investment portfolio due to market fluctuations.

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

Statements of Comprehensive Income
----------------------------------

In addition to the impact of HSB's results of operations, the Consolidated Statements of Comprehensive Income displays the effects of price movements on HSB's invested assets. As a result of the market corrections and subsequent rebounds, cumulative holding gains, net of taxes, for the first quarter of 1999 decreased $12.3 million as compared to the increase of $17.6 million in the same period in 1998.

Liquidity and Capital Resources
-------------------------------
                                                        Balances at
                                               March 31           December 31
                                                 1999                 1998
                                             ----------------- -----------------

Total assets                                   $ 2,113.0            $ 2,144.0
Short-term investments                              90.6                 62.3
Cash and cash equivalents                            3.7                 18.3
Short-term borrowings                               26.2                 21.0
Capital securities of subsidiary Trust I           108.9                108.9
Capital securities of subsidiary Trust II          300.0                300.0
Common shareholder's equity                        414.2                419.3

Liquidity refers to the Company's ability to generate sufficient funds to meet the cash requirements of its business operations. HSB is a holding company whose principal subsidiary is HSBIIC. HSB relies on investment income, primarily in the form of dividends from HSBIIC, in order to meet its short and long-term liquidity requirements including the service requirements for its capital securities. The Company receives a regular inflow of cash from maturing investments, engineering services and insurance operations. The mix of the investment portfolio is managed to respond to expected claim pay-out patterns and the service requirements of the Company's capital securities. HSB also maintains a highly liquid short-term portfolio to provide for immediate cash needs and to offset a portion of interest rate risk relating to the Capital Securities of subsidiary Trust I.

Cash provided from operations was $22.4 million in the first three months of 1999 compared to $15.4 million for the same period in 1998. Overall cash flows in 1998 were significantly impacted by the investment of proceeds from the convertible capital securities issued in late December 1997 and the sales of Radian and IRI in 1998.

Capital resources consist of shareholders' equity, capital securities and debt outstanding, and represent those funds deployed or available to be deployed to support business operations. Common shareholders' equity of $414.2 million at March 31, 1999, decreased by $5.1 million since December 31, 1998. The decrease primarily reflects comprehensive income of $8.7 million less dividends of $12.1 million and share repurchases of $2.2 million.

At March 31, 1999, HSBIIC had significant short-term and long-term borrowing capacity. HSBIIC is currently authorized to issue up to $75 million of commercial paper. Commercial paper outstanding at March 31, 1999 was $25 million.

HSBIIC has been involved in three significant claim-related disputes concerning the extent to which certain explosion events were insured under boiler and machinery coverages of HSBIIC. Information regarding these disputes has been provided in previous 10-K and 10-Q reports. Current rulings in all three cases confirm HSBIIC's long-standing position that HSBIIC policies do not cover the explosion events that occurred in those cases. In one case the parties settled their dispute following Summary Judgment rulings of the Federal District Court for the State of Illinois; in a second case, a decision of an arbitration panel has been confirmed by the Superior Court of the State of Connecticut; and in a third case, the Federal Court of Appeals for the Seventh Circuit has remanded the matter for entry of a judgment in HSBIIC's favor.

The Company writes business in European markets primarily through its U.K. subsidiary, EIL. The adoption of a common currency (the euro) by eleven of the fifteen member countries of the European Union on January 1, 1999 is not expected to result in a substantial change in the business or a significant increase in costs in the short term. In part, this is due to the fact that much of the business is U.S. dollar denominated. The U.K. is not a first wave euro country and as such the primary impact will be in Spain and the Irish Republic. Over time, if the U.K. adopts the euro as its currency, there may be more of an impact, however, the number of affected transactions are such that a manual backup system is practicable. The Company will continue to monitor developments and assess impacts on markets, pricing, and reporting.


Year 2000
---------

The following Year 2000 statements constitute a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

Year 2000 Plan and State of Readiness
-------------------------------------

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

The Company has completed the assessment and analysis phase for its policy management, claims, and financial recording and reporting, and human resource systems and engineering databases and systems. The Company has largely completed the development, renovation, replacement and implementation phases as of December 31, 1998 with the exception of human resource and certain non-critical financial reporting and engineering systems, which are expected to be compliant by mid-1999. We have substantially completed Year 2000 testing for our current policy management, financial application and engineering systems. We will continue to Year 2000 test our claims, human resource systems and other supporting applications throughout the second quarter of 1999.

The Company has completed the assessment and analysis phase with respect to infrastructure items. The mainframe is Year 2000 compliant and the Company expects to complete the migration to Year 2000 compliant servers and supporting hardware and software by September 1999. Replacement of the various components of non-compliant workstations and peripheral equipment also is expected to be completed by September 1999. Many of the third-party software applications utilized by the Company in its desktop environment are already Year 2000 compliant. The Company expects to complete the installation of such compliant programs on virtually all of its workstations by September 1999.

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

The Company has identified and is currently in the process of contacting key suppliers of services and business partners, such as client companies, agents and brokers, with whom the Company has significant business relations and who may either electronically provide to, or receive from, the Company certain financial and other information. As the Company receives responses from its suppliers and business partners, it will update its assessment of the potential impact on the Company of such parties' Year 2000 state of readiness and remediation plans and conduct renovations and/or replacement and compliance testing, as appropriate.

The Company is relying upon Year 2000 readiness statements of other entities and has not independently verified the accuracy of such statements.

Costs
-----

It is currently estimated that the Company's aggregate spending in connection with the Year 2000 Program will be in the range of $27 million of which approximately $22.7 million has been expended through March 31, 1999. Certain of these costs are being expensed as they are incurred and are being funded through operating cash flow. The Company has expensed $5.1 million, $1.5 million and $0.2 million in 1998, 1997 and 1996, respectively, and $2.5 million for the first three months of 1999. It is estimated that expenditures of $3.6 million for the remainder of 1999 will be expensed as incurred. The remainder of the $27 million estimate relates to systems that the Company anticipated replacing in the normal course of information technology development but the timetable for which was accelerated in contemplation of the Year 2000 event. Costs of replacement and renovation of information systems and infrastructure that would have occurred in the normal course of business without the advent of the Year 2000 event are excluded from these amounts. The current estimate also does not include any costs associated with the implementation of contingency plans that are in the process of being developed.


The Company does not expect the costs relating to its Year 2000 Program to have a material effect on its results of operations, liquidity or financial condition. However, the Year 2000 Program is an ongoing process and the estimated costs, as well as the estimated completion dates for various phases of the program, are subject to change.

Risks
-----

The failure of one or more critical software applications or components of the Company's infrastructure to be Year 2000 compliant could cause a material disruption in the normal business operations of the Company. Such disruptions could include the inability to process policies, register and collect premiums and engineering receivables, process claims or schedule inspections and engineering services. Due to the difficulty in estimating the scope and duration of such failures, the Company is unable to determine at this time whether the consequences of such failures would have a material impact on the Company's results of operations, liquidity, or financial condition. Moreover, the
Company's operations are interdependent with systems of business partners and service providers, such as financial institutions, communication service providers and utilities, over which the Company has no control. The failure of one or more of such business partners or service providers to be Year 2000 compliant could have a material adverse impact on the Company. However, the Company believes that with the implementation of its Year 2000 Program as scheduled, including the contingency plans discussed below, the risk of material disruptions to its normal business operations should be significantly reduced.

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


Contingency Plans
-----------------

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

Insurance Coverage Issues
-------------------------

The Company continues to evaluate the potential coverage exposures arising out of the Year 2000 event and its impact on insured equipment. The Company has prepared an endorsement to its equipment breakdown forms which reiterates that coverage is not provided for the inherent inability of computers and computerized equipment to properly recognize a particular date or time, such as the year 2000. The endorsement is being included on all equipment breakdown policies. In addition, a notice reiterating the Company's coverage intent with respect to Year 2000 exposures is being sent to policyholders. The Company has filed a similar endorsement for use with its all-risk policy and expects to receive approvals for use in all jurisdictions. Most of the insurers that the Company reinsures for equipment breakdown coverage are issuing similar endorsements to their policies. The Company is conducting an on-going communications program with its client company insurers and agents to disseminate to the ultimate policyholders its Year 2000 loss control suggestions and policy coverage position.

Quantification of the Company's exposure to Year 2000 losses and loss adjustment expenses are not reasonably estimable at this time as applicable policy and reinsurance contract wordings have not been legally tested in the context of such losses.

Forward-Looking Statements
--------------------------

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

PART II OTHER INFORMATION

Item 1 - Legal Proceedings

See Note 5 to Consolidated Financial Statements, Part I, Item 1


Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 27.1 - Financial Data Schedule

     Exhibit 27.2 - Financial Data Schedule

(b)  Reports on Form 8-K

     (i) Form 8-K dated January 25, 1999 reporting the fourth quarter 1998 earnings.

     (ii) Form 8-K dated January 26, 1999 announcing the declaration of a dividend of 42 cents per share payable on April 29, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HSB GROUP, INC.

Date:   May 17, 1999          By:      /s/  Saul L. Basch
                                            Saul L. Basch
                                            Senior Vice President, Treasurer
                                            and Chief Financial Officer


Date:   May 17, 1999          By:      /s/  Robert C. Walker
                                            Robert C. Walker
                                            Senior Vice President and
                                            General Counsel