Form 10-Q
period 1999-06-30
HSB GROUP INC
filed 1999-08-16
CIK 1034588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/x/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's common stock without par value, as of July 31, 1999: 28,893,207.

                                 HSB GROUP, INC.

                                      INDEX


PART I   FINANCIAL STATEMENTS                                            PAGE

      Item 1 - Financial Statements

      Consolidated Statements of Operations for the
      Quarters ended June 30, 1999 and
      1998 and the Six Months ended June 30, 1999 and 1998
      (unaudited)................................................          3

      Consolidated Statements of Comprehensive Income for
      the Quarters ended June 30, 1999 and 1998 and the
       Six Months ended June 30, 1999 and
      1998 (unaudited).............................................        4

      Consolidated Statements of Financial Position as
      of June 30, 1999 (unaudited) and December 31, 1998 ..........        5


      Consolidated Statements of Cash Flows for the
      Six Months ended June 30, 1999 and
      1998 (unaudited) ............................................        6

      Notes to Consolidated Financial Statements (unaudited).......        7

      Item 2 - Management's Discussion and Analysis
      of Consolidated Financial Condition and Results
      of Operations................................................       13


PART II  OTHER INFORMATION

      Item 1 - Legal Proceedings...................................       26
      Item 4 - Submission of Matters to a Vote of
               Security Holders....................................       26
      Item 6 - Exhibits and Reports on Form 8-K....................       27

SIGNATURES.........................................................       28

Part I
Item 1 - Financial Statements
                                                 HSB GROUP, INC.
                                      Consolidated Statements of Operations
                                                    Unaudited
                                       (in millions, except per share data)


                                                                  Quarter                     Six Months
                                                               Ended June 30                 Ended June 30
                                                             1999          1998          1999           1998
                                                         ----------------------------------------------------------
Revenues:
  Gross earned premium                                   $   206.8      $   175.7     $   415.7    $   355.4
  Ceded premiums                                             113.1           85.3         225.5        165.6
                                                        -----------------------------------------------------------
  Insurance premiums                                          93.7           90.4         190.2        189.8
  Engineering services                                        27.8           22.7          55.4         42.4
  Net investment income                                       16.6           15.9          32.3         31.1
  Realized investment gains                                   10.2            7.3          17.3         10.5
                                                        -----------------------------------------------------------
     Total revenues                                          148.3          136.3         295.2        273.8
                                                        -----------------------------------------------------------

Expenses:
  Claims and adjustment                                       37.9           40.4          76.2         85.0
  Policy acquisition                                          21.3           12.8          43.9         27.4
  Underwriting and inspection                                 24.2           27.5          48.2         57.2
  Engineering services                                        25.6           20.7          50.8         38.6
  Interest                                                     0.6            0.1           1.0          0.2
                                                         -----------------------------------------------------------
     Total expenses                                          109.6          101.5         220.1        208.4
                                                        -----------------------------------------------------------

Gain on sale of IRI                                            -              -             -           39.0


Income from continuing operations before income taxes
   and distributions on capital securities               $    38.7      $    34.8     $    75.1    $   104.4

Income taxes (benefit):
   Current                                                    11.1            1.7          19.3         29.3
   Deferred                                                    0.3            7.6           3.0          2.5
                                                        -----------------------------------------------------------
     Total income taxes                                  $    11.4      $     9.3     $    22.3    $    31.8

Distribution on capital securities of subsidiary
   trust, net of income tax benefits of $2.4; $2.5;
   $4.8; and $4.9.                                             4.5            4.7           9.0          9.2
                                                        -----------------------------------------------------------
Income from continuing operations                        $    22.8       $   20.8     $    43.8    $    63.4

Discontinued operations:
     Loss from operations, net of income tax benefits
       of $3.2                                                 -               -             -          (6.6)

     Gain on disposal, net of income taxes of $23.7            -               -             -          36.9

                                                        -----------------------------------------------------------

Total discontinued operations                            $     -         $     -      $      -     $    30.3

                                                        -----------------------------------------------------------

Net income                                               $    22.8       $   20.8     $    43.8    $    93.7
                                                        -----------------------------------------------------------

Per share data:

Net income per common share-basic:
    Income from continuing operations                    $     0.79      $    0.71    $     1.51   $     2.16
    Discontinued operations                                     -              -             -           1.04
    Net income                                           $     0.79      $    0.71    $     1.51   $     3.20

Net income per common share-assuming dilution:
    Income from continuing operations                    $     0.76      $    0.68    $     1.46   $     1.99
    Discontinued operations                                    -               -             -           0.86
    Net income                                           $     0.76      $    0.68    $     1.46   $     2.85

Dividends declared per share                             $     0.42      $    0.40    $     0.84   $     0.80
Average shares outstanding and common stock equivalents       34.8           35.4          34.6         35.3

See Notes to Consolidated Financial Statements.

                                                HSB GROUP, INC.
                                Consolidated Statements of Comprehensive Income
                                                   Unaudited
                                                 (in millions)


                                                                 Quarter Ended               Six Months
                                                                 Ended June 30              Ended June 30
                                                               1999          1998         1999         1998
                                                           -----------------------------------------------------

Net income                                                      $22.8         $20.8        $43.8        $93.7
Other comprehensive income, net of tax:

 Unrealized gains (losses) on securities:

  Unrealized holding gains (losses) arising during the
   period (net of taxes (benefits) of ($0.2); $4.2;
   ($4.4); and $14.9)                                            (0.3)          7.8         (8.3)        27.3

  Add: reclassification adjustments for gains included in
   net income                                                    (6.6)         (4.7)       (11.2)        (6.8)
                                                           -----------------------------------------------------

    Total unrealized gains (losses) on securities                (6.9)          3.1        (19.5)        20.5

 Foreign currency translation adjustments                         0.6          (0.9)         0.9         (0.7)
                                                           -----------------------------------------------------

 Other comprehensive income                                      (6.3)          2.2        (18.6)        19.8

                                                           =====================================================
 Comprehensive income                                           $16.5         $23.0        $25.2       $113.5
                                                           =====================================================


See Notes to Consolidated Financial Statements.

                                            HSB GROUP, INC.
                             Consolidated Statements of Financial Position
                                  (in millions, except per share data)

                                                     June 30,      December 31,
                                                       1999            1998
                                                    (Unaudited)
                                                    ----------     ------------
Assets:
 Cash and cash equivalents                             $   47.5        $   18.3
 Short-term investments, at cost                           49.4            62.3

 Fixed maturities, at fair value
  (cost - $561.5; $568.5)                                 544.9           577.1

 Equity securities, at fair value
  (cost - $333.9;  $326.3)                                441.6           437.1
                                                        -------         -------
  Total cash and invested assets                        1,083.4         1,094.8

 Reinsurance assets                                       660.8           630.4
 Insurance premiums receivable                            121.7           146.7
 Engineering services receivable                           29.4            26.1
 Fixed assets                                              56.3            54.9
 Prepaid acquisition costs                                 50.6            46.6
 Capital lease                                             14.2            14.6
 Other assets                                             146.4           129.9
                                                       --------        --------
  Total assets                                         $2,162.8        $2,144.0
                                                       ========        ========
Liabilities:
 Unearned insurance premiums                           $  426.8        $  477.9
 Claims and adjustment expenses                           592.2           550.3
 Short-term borrowings                                     55.0            21.0
 Long-term borrowings                                      25.1            25.1
 Capital lease                                             27.8            27.9
 Deferred income taxes                                     35.2            42.7
 Dividends and distributions on capital securities         23.2            23.2
 Ceded reinsurance payable                                 61.1            64.1
 Other liabilities                                         84.7            83.6
                                                        -------         -------
  Total liabilities                                     1,331.1         1,315.8
                                                        -------         -------
Company obligated mandatorily redeemable
    preferred exchange capital
    securities of subsidiary Trust I
    holding solely junior subordinated
    deferrable interest debentures of the
    Company, net of unamortized
    discount of $1.1 in 1999 and 1998                    108.9           108.9

Company obligated mandatorily redeemable
   convertible capital securities
   of subsidiary Trust II holding solely
   junior subordinated deferrable
   interest debentures of the Company                    300.0           300.0

Shareholders' equity:


 Common stock (stated value; shares authorized
   50.0; shares issued and outstanding 29.1; 28.9)        10.0            10.0

 Additional paid-in capital                               35.8            33.5
 Accumulated other comprehensive income                   48.2            66.8
 Retained earnings                                       335.3           311.2
 Benefit plans                                            (6.5)           (2.2)
                                                       --------        --------
   Total shareholders' equity                            422.8           419.3
                                                       --------        --------
   Total                                              $2,162.8        $2,144.0
                                                       ========        ========
 Common shareholders' equity per common share         $   14.52       $   14.53

See Notes to Consolidated Financial Statements.

                                           HSB GROUP, INC.
                                Consolidated Statements of Cash Flows
                                              Unaudited
                                            (in millions)


                                                                Six Months Ended
                                                                   June 30,
                                                       ----------------------------------
                                                           1999               1998
                                                       --------------   -----------------
Operating Activities:
Net income                                                $ 43.8             $ 93.7
Adjustments  to  reconcile   net  income  to  net
   cash  provided  by  operating
   activities:
   Depreciation and amortization                            10.2                5.9
   Deferred  income taxes                                    3.0                2.5
   Realized investment gains                               (17.3)             (10.5)
   Distributions on capital securities                      13.8               14.1
   Gain from the disposition of Radian,
    net of income taxes                                      -                (30.3)
   Gain from the disposition of IRI,
    net of income taxes                                      -                (25.2)
   Change in balances, net of effects from
    purchases and sales of subsidiaries:
    Insurance premiums receivable                           25.0              (26.8)
    Engineering services receivable                         (3.3)             (10.2)
    Prepaid acquisition costs                               (4.0)              16.0
    Reinsurance assets                                     (30.4)            (278.5)
    Unearned insurance premiums                            (51.1)             143.4
    Claims and adjustment expenses                          41.9               60.4
    Ceded reinsurance payable                               (3.0)              94.7
    Other                                                  (18.4)             (39.7)
                                                          --------           --------
        Cash provided by operating activities               10.2                9.5
                                                          --------           --------

Investing Activities:
Fixed asset additions, net                                  (7.4)              (7.6)

Investments:
   Sale of short-term investments, net                      12.9               71.6
   Purchase of fixed maturities                            (86.6)            (342.4)
   Proceeds from sale of fixed maturities                   84.6               23.5
   Redemption of fixed maturities                            8.3               17.9
   Purchase of equity securities                          (168.0)            (209.5)
   Proceeds from disposition of Radian                       -                128.9
   Proceeds from disposition of IRI                          -                 49.1
   Proceeds from sale of equity securities                 180.3              109.0
   Purchase of Solomon Associates,
    net of cash acquired                                     -                 (2.1)
                                                          ---------          -------
     Cash provided by (used in)
      investment activities                                 24.1             (161.6)
                                                          ---------          -------
Financing Activities:
Increase (decrease) in short-term borrowings                31.4              (35.3)
Dividends and distributions on capital securities          (38.2)             (27.9)
Reacquisition of stock                                      (2.2)             (24.1)
Exercise of stock options                                    3.9                8.4
                                                          ----------         -------
       Cash used in financing activities                    (5.1)             (78.9)
                                                          ----------         -------
     Net increase (decrease) in cash and
      cash equivalents                                      29.2             (231.0)

     Cash and cash equivalents
      at beginning of period                                18.3              293.2

                                                          ----------         --------
     Cash and cash equivalents at end of period           $ 47.5               62.2
                                                          ==========         ========
Interest paid                                             $  1.8             $  1.1
                                                          ----------         --------
Federal income tax paid                                   $ 12.2             $ 25.5
                                                          ----------         --------

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

2.       Discontinued Operations

         On January 2, 1998, The Hartford Steam Boiler Inspection and Insurance Company (HSBIIC) exercised its option to put its 40 percent share in Radian International LLC (Radian LLC) to The Dow Chemical Company
         (Dow), for approximately $129 million, net of expenses. Radian LLC was formed in January 1996 as a joint venture with Dow to provide environmental, engineering, information technology, remediation and strategic chemical management services to industries and governments world-wide. In connection with the formation of the new company, HSBIIC contributed substantially all of the assets and liabilities of its wholly-owned subsidiary, Radian Corporation at historical cost to Radian LLC. No gain was recognized on the transfer. The results of Radian LLC were classified as discontinued operations following ratification on July 28, 1997 by the HSB's Board of Directors of management's decision to exercise its put. The Company's share of
         Radian LLC's losses incurred subsequent to such decision of approximately $6.6 million after-tax was deferred and recognized at the time the gain was recognized in 1998. This transaction resulted in an after-tax gain of $36.9 million which was recorded in the first quarter of 1998.

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

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that such instruments be measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. In June, 1999 SFAS No. 137 was issued. This statement defers the effective date of SFAS No. 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The Company anticipates that the adoption of the provisions of SFAS No. 133 will not have a material impact on results of operations, financial condition or cash flows.

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

         The Company is also involved in various other legal proceedings as defendant or co-defendant that have arisen in the normal course of its business. In the judgment of management, after consultation with counsel, it is improbable that any liabilities which may arise from or with respect to the disputes above or any other litigation will have material adverse impact on the results of operations or the financial position of the Company.

6.       Earnings per share

         Computation of Earnings Per Share:

                                                        Quarter Ended                       Six Months Ended
                                                        June 30, 1999                        June 30, 1999
                                                        -------------                       ----------------
                                              Income       Shares      Per      Income          Shares         Per
                                              ------       ------     Share     ------          ------         Share
                                                                      -----                                   -----

          Income from continuing
                operations                    $ 22.8                             $ 43.8
           Basic EPS:
           Income available to common
                shareholders                  $ 22.8                             $ 43.8
           Weighted Average Common
                Shares Outstanding                          29.0                                   29.0
           Income from continuing
                operations per common
                share - basic                                        $ 0.79                                     $ 1.51

           Effect of dilutive securities:
             After-tax interest on
              convertible capital
              securities                      $  3.5                             $  6.8
             Convertible capital
              securities                                     5.3                                    5.3
              Stock options                                  0.5                                    0.3
           Diluted EPS:
           Income from continuing
              operations available to
              common and assumed
              conversions                     $ 26.3        34.8                 $ 50.6            34.6

           Income from continuing
              operations per common
              share - assuming dilution                              $ 0.76                                      $ 1.46


                                                   Quarter Ended                           Six Months Ended
                                                   June 30, 1998                            June 30, 1998
                                                   -------------                           ----------------

                                            Income       Shares        Per        Income          Shares       Per
                                            ------       ------       Share       ------          ------       Share
                                                                      -----                                    -----


           Income from continuing
                operations                   $ 20.8                               $ 63.4
           Basic EPS:
           Income available to common
                shareholders                 $ 20.8                               $ 63.4
           Weighted Average Common
                Shares Outstanding                          29.3                                    29.3
           Income from continuing
                operations per common
                share - basic                                         $ 0.71                                   $ 2.16

           Effect of dilutive securities:
             After-tax interest on
              convertible capital
              securities                     $  3.4                               $  6.8
             Convertible capital
              securities                                     5.3                                     5.3
              Stock options                                  0.8                                     0.7
           Diluted EPS:
           Income from continuing
              operations available to
              common and assumed
              conversions                    $ 24.2         35.4                  $ 70.2            35.3

           Income from continuing
              operations per common
              share - assuming dilution                               $ 0.68                                   $ 1.99


7.       Segment Information

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

         The following presents revenue and net income from the Company's reportable segments and reconciles these amounts to the corresponding consolidated totals:

                                                               Quarter Ended                Six Months Ended
                                                                   June 30                      June 30
                                                              ---------------               ----------------
                                                            1999             1998           1999            1998
           -------------------------------------------------------------------------------------------------------
           Revenues from continuing operations
           Insurance premiums:
           Commercial                                    $   82.2         $   68.9        $ 162.5         $ 137.0
           Global Special Risks                              11.1             19.3           26.8            49.3
           Engineering services                              27.8             22.7           55.4            42.4
           Net investment income and realized
            investment gains                                 26.8             23.2           49.6            41.6
                                                         -----------      -----------     -----------     ---------
           Total revenues from reportable segments          147.9            134.1          294.3           270.3
           Other segments                                     0.4              2.2            0.9             3.5
                                                         -----------      -----------     -----------     ----------
           Total revenues                                $  148.3         $  136.3        $ 295.2         $ 273.8
                                                         ==========       ===========     ===========     ==========

           Net income (loss):
           Commercial                                    $    4.5         $    2.6        $   5.9         $   3.9
           Global Special Risks                               2.7              3.0            7.9             7.2
           Engineering services                               1.2              1.1            2.5             2.1
           Investment                                        18.6             16.9           34.6            30.3
                                                         -----------      -----------     -----------     ----------
           Total net income from reportable segments         27.0             23.6           50.9            43.5
           Other segments                                    (1.5)             0.5           (1.5)            1.2
           Corporate account                                  1.8              1.4            3.4             2.7
           Distributions on capital securities               (4.5)            (4.7)          (9.0)           (9.2)
           Discontinued operations                            -                -              -              30.3
           Gain on sale of IRI, net of income taxes           -                -              -              25.2
                                                         -----------      -----------     -----------     ----------
            Net income                                   $   22.8         $   20.8        $  43.8         $  93.7
                                                         ===========      ===========     ===========     ==========

8.       Global Floating Rate Capital Securities

         On July 15, 1997, a trust sponsored and wholly owned by the Company issued $110,000,000 aggregate liquidation amount of capital securities in a private placement and 3,403 shares of common securities to the Company, the proceeds of which were invested by the trust in $113,403,000 aggregate principal amount of the Company's debt securities. On November 5, 1997, an exchange offer was commenced, pursuant to which the capital securities originally issued in the private placement were exchanged for capital securities that were registered with the Securities and Exchange Commission (the "Capital Securities" ) and the debt securities were exchanged for debt securities that were registered with the Securities and Exchange Commission (the "Debt Securities" ).

         The Debt Securities represent all of the assets of the trust. The proceeds from the issuance of the Debt Securities were used by the Company for general corporate purposes. The Debt Securities and related income statement effects are eliminated in the Company's consolidated financial statements. The $113.4 million principal amount of Debt Securities accrue and pay cash distributions quarterly in arrears at a variable rate of LIBOR plus .91% of the stated liquidation amount of $1,000 per Debt Security, and are scheduled to mature on July 15, 2027.

         The Capital Securities accrue and pay cash distributions quarterly in arrears at a variable rate of LIBOR plus .91% of the stated liquidation amount of $1,000 per Capital Security. The terms of the Debt Securities, the guarantee of the Company with respect to the Capital Securities, the Indenture and the Trust Agreement together provide a full guarantee by HSB Group, Inc. of amounts due on the Capital Securities.

         The Capital Securities are mandatorily redeemable upon the maturity of the Debt Securities on July 15, 2027, or earlier to the extent of any redemption by the Company of any Debt Securities. The redemption price in either such case will be $1,000 per share plus accrued and unpaid distributions to the date fixed for redemption.

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF CONSOLIDATED FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  JUNE 30,1999

RESULTS OF OPERATIONS
---------------------
(dollar amounts in millions)

Consolidated Overview
---------------------

                                                         Quarter Ended                Six Months Ended
                                                            June 30                       June 30
                                                            -------                       -------
                                                      1999          1998           1999            1998
                                                      ----          ----           ----            ----
Revenues:
Gross earned premiums                                $206.8        $175.7         $415.7          $355.4
Ceded premiums                                        113.1          85.3          225.5           165.6
                                                     --------      ---------      --------        -------

Insurance premiums                                     93.7          90.4          190.2           189.8

Engineering services                                   27.8          22.7           55.4            42.4

Net investment income                                  16.6          15.9           32.3            31.1

Realized investment gains                              10.2           7.3           17.3            10.5
                                                     --------      ---------      ---------       -------

   Total revenues                                    $148.3        $136.3         $295.2          $273.8
                                                     ==========    =========      =========       =======

Pre-tax Income from Continuing Operations:

   Pre-tax income excluding sale of IRI              $ 38.7        $ 34.8         $ 75.1          $ 65.4
   Pre-tax gain on sale of IRI                          -             -              -              39.0
                                                     ----------    ---------      ---------       -------

   Pre-tax income                                      38.7          34.8           75.1           104.4

Income taxes on continuing operations                  11.4           9.3           22.3            31.8

Distributions on capital securities                     4.5           4.7            9.0             9.2
                                                   ------------- -----------      ---------       -------

Income from continuing operations                      22.8          20.8           43.8            63.4

Discontinued operations                                 -             -              -              30.3
                                                   ------------- -----------       --------       -------

Net income                                           $ 22.8        $ 20.8         $ 43.8          $ 93.7
                                                   ============= ===========       ========       =======

Net income per common share:

Basic                                                $  0.79       $  0.71        $  1.51         $  3.20
Assuming dilution                                    $  0.76       $  0.68        $  1.46         $  2.85


Absent the sales of Industrial Risk Insurers (IRI) and Radian International LLC (Radian LLC) discussed below, the Company's 1999 after-tax earnings increased
9.6 percent from the second quarter of 1998 and increased 14.7 percent in the first six months of 1999 compared to 1998 due to higher realized gains, improved underwriting results and higher engineering gains. Net income for the first six months of 1998 included after-tax gains on the sale of HSB's interest in IRI of $25.2 million and Radian LLC of $30.3 million. The Radian LLC gain is net of after-tax operating losses of $6.6 million that were deferred in 1997 when the decision was made to exercise HSB's option to put the Company's interest to The Dow Chemical Company (Dow). As a result, HSB's interest in Radian LLC was classified as a discontinued operation in 1997.

The effective tax rate on income from continuing operations, excluding the sale of IRI, for the second quarter and the year to date were 29 percent and 30 percent compared to 27 percent and 28 percent for the comparable prior periods. Typically tax rate fluctuations occur as underwriting and engineering services results and realized gains change the mix of pre-tax income between fully taxable earnings and tax preferred earnings that can be obtained by investing in certain instruments. The taxes associated with the sale of IRI contributed to the higher taxes in the six month period of 1998 compared to 1999. The Company continues to manage its use of tax advantageous investments to maximize after tax earnings.

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

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that such instruments be measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. In June 1999, SFAS No. 137 was issued. This statement defers the effective date of SFAS No. 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The Company anticipates that the adoption of the provisions of SFAS No. 133 will not have a material impact on results of operations, financial condition or cash flows.

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


                                     Quarter Ended                   Six Months Ended
                                        June 30                           June 30
                                        -------                           -------

                                  1999            1998             1999           1998
                                  ----            ----             ----            ----

Gross earned premiums             $206.8         $ 175.7           $415.7         $355.4
Ceded premiums                     113.1            85.3            225.5          165.6
                                   -----           -----            -----          -----
Insurance premiums                  93.7            90.4            190.2          189.8
Claims and adjustment expenses      37.9            40.4             76.2           85.0
Underwriting, acquisition and
  other expenses                    45.5            40.3             92.1           84.6
                                    ----            ----             ----           ----
Underwriting gain                 $ 10.3          $  9.7           $ 21.9         $ 20.2
                                   =====           =====            =====          =====
Loss ratio                          40.5%           44.7%            40.1%          44.8%
Expense ratio                       48.6%           44.6%            48.4%          44.5%
                                    -----          ------            -----          -----
Combined ratio                      89.1%           89.3%            88.5%          89.3%
                                    =====          ======            =====          =====

Gross earned premiums in the second quarter and year to date increased 17.7 percent and 17.0 percent from the comparable periods in 1998. This was primarily attributable to an increase in premiums from HSB Industrial Risk Insurers of $13.7 million and $26.7 million, respectively, for the quarter and year to date reflecting the Company's role as direct writer of that business. Other growth includes the impact of certain commercial books of business acquired in mid 1998. Gross earned premiums representing coverage outside the U.S. for non HSB Industrial Risk Insurers business decreased 5 percent in the first six months from the comparable period in 1998. In certain areas of the Company's direct domestic and international businesses, the market is experiencing price erosion as the number of insurers offering capacity has expanded. HSB will not write business at rates which would lessen our ability to maintain underwriting profit. As a result, premiums in the Global Special Risk areas may continue to experience revenue declines until pricing in these markets begins to improve.

Increases in ceded premium of 32.6 percent in the current quarter and 36.2 percent year to date were the result of both the HSB Industrial Risk Insurers arrangement and related reinsurance with ERC, and the timing of instituting some of the Company's reinsurance programs which now utilize significantly more quota share reinsurance on certain of our books of business. We anticipate these new reinsurance contracts and the HSB Industrial Risk Insurers arrangement, along with growth in our commercial business, will likely continue to result in growth in gross earned premium but lower growth in net earned premium.

The loss ratio decreased from 44.7 percent in the second quarter of 1998 to 40.5 percent in the current quarter. For the six months year to date, the loss ratio decreased from 44.8 percent in 1998 to 40.1 percent in 1999. First quarter 1998 results were impacted by severe ice storms in Canada. Gross claims and adjustment expenses for the first six months of 1999 and 1998 were $249.3 million and $220.7 million, respectively. This increase was primarily the result of large losses in our Global Special Risk business which were largely reinsured.

The expense ratio  increased  from 44.6 percent in the second quarter of 1998 to
48.6 percent in the current quarter, and from 44.5 percent year to date in 1998 to 48.4 percent year to date in 1999. Prepaid acquisition costs have grown largely due to growth in gross premiums and different commission rates reflecting changes in the mix of business. The expense ratio was also affected by the increased level of reinsurance purchased and related ceding commissions. In addition, the expense ratio has been impacted more heavily in 1999 by Year 2000 systems remediation costs.

The following information summarizes net earned premiums and net income by reportable insurance segment:

                                Quarter Ended            Six Months Ended
                                  June 30                    June 30
                                  -------                    -------

                             1999          1998         1999          1998
                             ----          ----         ----          ----
Commercial:
   Net earned premiums     $  82.2       $  68.9       $ 162.5      $  137.0
   Net income                  4.5           2.6           5.9           3.9

Global Special Risks:
   Net earned premiums     $  11.1       $  19.3       $  26.8      $   49.3
   Net income                  2.7           3.0           7.9           7.2

Net earned premiums in the Commercial segment rose $13.3 million in the second quarter and $25.5 million for the first six months of 1999 over the comparable periods in 1998 due to strong growth in client company billings and integration of the Kemper portfolio. 1998 results were impacted by severe ice storms in Canada during the first quarter. Profits in 1999 have been depressed by an adjustment to commission expense, expected higher systems costs related to Year 2000 and increased frequency of small claims.

Global Special Risks net earned premiums declined $8.2 million and $22.5 million for the quarter and year to date, respectively, in 1999 from the comparable periods in 1998 due to price erosion and the maintenance of strict underwriting standards, coupled with changes in reinsurance programs. Year to date net income increased, however, due to favorable claims experience in comparison to 1998, particularly in international business. In addition, current period results are higher due to fees/expense reimbursement generated from managing the IRI business. The level of fees/expense reimbursement in the future will be dependent upon pricing in these markets and the volume of business which meets our underwriting standards.

Engineering Services Operations
-------------------------------

                                   Quarter Ended          Six Months Ended
                                       June 30                June 30
                                       -------           ----------------
                                   1999       1998        1999        1998
                                   -----      -----      ------       -----
Engineering services revenues      $27.8     $22.7       $55.4       $42.4
Engineering services expenses       25.6      20.7        50.8        38.6
                                    ----      ----        ----        ----
Operating gain                     $ 2.2     $ 2.0       $ 4.6       $ 3.8
                                    ====      ====        ====        ====
Net margin                           8.2%      8.9%        8.3%        8.9%

Engineering services operations include the results of HSBIIC's, EIL's and BI&I's engineering services, HSB Reliability Technologies (HSBRT), HSB Professional Loss Control, HSB International, Solomon Associates, Inc. (SAI) and the Company's interest in Integrated Process Technologies, LLC.

Engineering services revenues increased in 1999 by $5.1 million in the second quarter and $13.0 million year to date compared to the same periods in 1998. The growth in revenues was primarily due to SAI which was acquired in April 1998 and EIL's engineering services revenues generated through recent acquisitions. The decline in operating margin from the previous periods reflects operating costs incurred to develop new products and in new start up operations, delays in starting certain contracts and the closing of plants in the steel industry serviced by a higher margin business unit.

The Company continues to focus on identifying and evaluating acquisition candidates in the niche engineering management consulting service business, primarily in process industries, in order to expand or complement its engineering service capabilities.

Investment Operations
---------------------
                                 Quarter Ended          Six Months Ended
                                     June 30                June 30
                                    -------                 -------
                                 1999        1998        1999        1998
                                 ----        ----        ----        ----
Net investment income           $16.6       $15.9      $32.3        $31.1
Realized investment gains        10.2         7.3       17.3         10.5
                                 ----         ---       ----         ----
Pretax income from
 investment operations          $26.8       $23.2      $49.6        $41.6
                                =====       =====      =====        =====


Income from investment operations for the second quarter and year to date increased $3.6 million and $8.0 million, respectively, primarily due to realized investment gains resulting from repositioning the investment portfolio due to market fluctuations.

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

Market Risk
-----------

The value of the Company's financial instruments reacts to changes in various macro variables. These changes are thought of as systemic risks or market risks and are quantified as equity market risk, interest rate risk and foreign currency risk. Equity market risk is the chance that market influences will affect the expected returns on equity investments. Interest rate risk relates the effect that changes in the level of interest rates will have on the return on financial instruments, fixed income investments in particular. Foreign currency risk is the chance that fluctuations in foreign currency exchange rates will impact the value of financial instruments.

Portfolio sensitivity to these variables tends to change over time due to changes in portfolio composition and changes in market environment. During the first half of 1999 the Company's equity instruments sensitivity to equity market risk, as measured by portfolio beta, decreased from 1.02 to 0.97. This change is generally attributed to portfolio repositioning during the period.

For the fixed maturity portfolio, sensitivity, as measured by duration, increased from 5.48 to 7.85 during the first half of 1999. The increase in duration is due to the interest rate environment that occurred during the period. The Company uses a yield to worst call methodology to calculate duration. This assumes that an issuer, given the current rate environment, will call higher coupon debt if appropriate. Given that interest rates increased during the year, the call feature on many issues became non-applicable. This caused the portfolio to show an increase in duration and correspondingly an increase in sensitivity to interest rates.

The following analysis illustrates the sensitivity of the market value of the financial instruments to selected changes in market rates and prices. The range reflects the Company's view of reasonably possible market movements over a one year period. The range of values selected should not be interpreted as the Company's prediction of future market events, but rather an illustration of the impact of such events. The computations do not contemplate any actions the Company would undertake in response to changes in interest rates.

The sensitivity analysis assumes an instantaneous shift in market interest rates, with scenarios of interest rates increasing 100 and 150 basis points from their levels at June 30, 1999, and all other variables held constant. Currency risk assumes an instantaneous 10 percent and 20 percent change in the foreign currency exchange rates versus the US dollar from their levels at June 30, 1999 with all other variables held constant. Equity price risk is measured assuming an instantaneous 10 percent and 25 percent change in the S & P 500 Index from its level at June 30, 1999 with all other variables held constant.

The Company's convertible capital securities have been issued at fixed rates, and as such interest expense would not be impacted by interest rate shifts. The impact of 100 and 150 basis point increases in interest rates on the convertible capital securities would be an estimated decrease in market value of $27.3 million and $39.4 million and is calculated without giving any effect to the relationship of the conversion price to the current market price of HSB Group, Inc. common stock.

The following table reflects the estimated effects on the market value of the Company's financial instruments due to an increase in interest rates of 100 basis points, a 10 percent decline in foreign currency exchange rates, and a decline of 10 percent in the S & P 500 Index.

Held For Other Than Trading Purposes

                                  Market     Interest        Currency    Equity
At June 30, 1999                  Value      Rate Risk        Risk        Risk
--------------------------------------------------------------------------------

Fixed maturity securities       $  544.9     $(35.7)         $(2.3)      $  -
Equity securities                  441.6      (12.8)          (1.8)       (23.0)
Short term investments              49.4       (0.6)          (2.2)         -
                                ------------------------------------------------

     Total all securities       $1,035.9     $(49.1)         $(6.3)      $(23.0)
                                ------------------------------------------------

The following table reflects the estimated effects on the market value of the Company's financial instruments due to an increase in interest rates of 150 basis points, a 20 percent decline in foreign currency exchange rates, and a decline of 25 percent in the S& P 500 Index.

Held For Other Than Trading Purposes

                              Market      Interest      Currency      Equity
At June 30, 1999              Value       Rate Risk      Risk          Risk
--------------------------------------------------------------------------------

Fixed maturity securities   $  544.9     $(51.1)       $ (4.5)     $  -
Equity securities              441.6      (18.2)         (3.7)      (57.5)
Short term investments          49.4       (0.9)         (4.1)        -
                         ------------------------------- -----------------------

     Total all securities   $1,035.9     $(70.2)       $(12.3)     $(57.5)
                         ------------------------------- -----------------------


Statement of Comprehensive Income
---------------------------------

In addition to the impact of HSB's results of operations, the Consolidated Statements of Comprehensive Income displays the effects of price movements on HSB's invested assets. As a result of the market corrections and subsequent rebounds, cumulative holding gains, net of taxes, for the first six months of 1999 decreased $18.6 million as compared to the increase of $19.8 million in the same period in 1998. Exclusive of realized gains, the decrease in 1999 is mainly in fixed maturities due to rising interest rates.

Liquidity and Capital Resources
-------------------------------
                                                       Balances at
                                                June 30           December 31
                                                 1999                 1998
                                                --------          -------------
Total assets                                  $ 2,162.8           $ 2,144.0
Short-term investments                             49.4                62.3
Cash and cash equivalents                          47.5                18.3
Short-term borrowings                              55.0                21.0
Capital securities of subsidiary Trust I          108.9               108.9
Capital securities of subsidiary Trust II         300.0               300.0
Common shareholder's equity                       422.8               419.3

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

Cash provided from operations was $10.2 million in the first six months of 1999 compared to $9.5 million for the same period in 1998. Overall cash flows in 1998 were significantly impacted by the investment of proceeds from the convertible capital securities issued in late December 1997 and the sales of Radian and IRI in 1998.

Capital resources consist of shareholders' equity, capital securities and debt outstanding, and represent those funds deployed or available to be deployed to support business operations. Common shareholders' equity of $422.8 million at June 30, 1999, increased by $3.5 million since December 31, 1998. The increase primarily reflects comprehensive income of $25.2 million and option exercises of $3.9 million, less dividends of $24.4 million and share repurchases of $2.2 million.

At June 30, 1999, HSBIIC had significant short-term and long-term borrowing capacity. HSBIIC is currently authorized to issue up to $75 million of commercial paper. Commercial paper outstanding at June 30, 1999 was approximately $50 million.

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

The Company writes business in European markets primarily through its U.K. subsidiary, EIL. The adoption of a common currency (the euro) by eleven of the fifteen member countries of the European Union on January 1, 1999 is not expected to result in a substantial change in the business or a significant increase in costs in the short term. In part, this is due to the fact that much of the business is U.S. dollar denominated. The U.K. is not a first wave euro country and as such the impact is primarily limited to the small overseas offices located in Spain and the Irish Republic. Over time, if the U.K. adopts the euro as its currency, there may be more of an impact, however, the number of affected transactions are such that a manual backup system is practicable. The Company will continue to monitor developments and assess impacts on markets, pricing, and reporting.

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

The Company has completed the assessment and analysis phase for its policy management, claims, financial recording and reporting, human resource systems and engineering databases and systems. The development, renovation, replacement and implementation phases are largely complete for these systems. We have substantially completed Year 2000 testing for our current policy management, financial application and engineering systems. We will continue to Year 2000 test our claims, human resource systems and other supporting applications throughout the third quarter of 1999.

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

Costs
-----

It is currently estimated that the Company's aggregate spending in connection with the Year 2000 Program will be in the range of $27 million of which approximately $24.6 million has been expended through June 30, 1999. Certain of these costs are being expensed as they are incurred and are being funded through operating cash flow. The

Company has expensed $5.1 million, $1.5 million and $0.2 million in 1998, 1997 and 1996, respectively, and $4.2 million for the first six months of 1999. It is estimated that expenditures of $2.4 million for the remainder of 1999 will be expensed as incurred. The remainder of the $27 million estimate which has not been expensed relates to systems that the Company anticipated replacing in the normal course of information technology development but the timetable for which was accelerated in contemplation of the Year 2000 event. Costs of replacement and renovation of information systems and infrastructure that would have occurred in the normal course of business without the advent of the Year 2000 event are excluded from these amounts. The current estimate also does not include any costs associated with the implementation of contingency plans that are in the process of being developed.

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

As an insurance company, the Company maintains a significant portfolio of investments in cash, short-term fixed income, and equity securities. Inasmuch as the advent of the Year 2000 may cause events, business interruptions and altered economic facts and circumstances, the value of the Company's investments may be affected favorably or unfavorably. The Company is selectively monitoring the Year 2000 compliant status of the corporate issuers of the securities in its investment portfolio primarily through reviewing public disclosure documents. State government and municipal bonds held by the Company are general obligations and/or are credit-enhanced and therefore the Company does not perceive there to be a significant credit risk with these securities in the absence of a severe Year 2000 disruption affecting governments and businesses generally. A portion of the Company's portfolio is invested in non-public issues where public disclosure documents are unavailable. Due to the difficulty in estimating the scope and duration of such events, the Company is unable to determine at this time whether the consequences of such developments will have a material impact on the Company's investment portfolio and therefore, on the Company's results of operations, liquidity or financial condition.

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

Insurance Coverage Issues
-------------------------

The Company continues to evaluate the potential coverage exposures arising out of the Year 2000 event and its impact on insured equipment. The Company has prepared an endorsement to its equipment breakdown and all-risk forms which reiterates that coverage is not provided for the inherent inability of computers and computerized equipment to properly recognize a particular date or time, such as the year 2000. It is Company policy to include the endorsement on new and renewal equipment breakdown and all-risk policies. In addition, a notice reiterating the Company's coverage intent with respect to Year 2000 exposures has been sent to all new and renewal equipment breakdown policyholders. Most of the insurers that the Company reinsures for equipment breakdown coverage are issuing similar endorsements to their policies. The Company is conducting an on-going communications program with its client company insurers and agents to disseminate to the ultimate policyholders its Year 2000 loss control suggestions and policy coverage position.

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


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         See Note 5 to Consolidated Financial Statements, Part I, Item 1.


Item 4 - Submission of Matters to a Vote of Security Holders

         (a)      The Annual Meeting of Shareholders was held on April 20, 1999.

         (b) Four directors were nominated for election at the Annual Meeting. Proxies for such meeting were solicited by Registrant's management pursuant to Regulation 14A under the Securities Exchange Act of 1934; there was no solicitation in opposition to management's nominees as listed in the proxy statement; and all of such nominees were elected for a three-year term.

          (c) The following matters were voted upon at the Annual Meeting with the voting results indicated.

                  1.       Election of directors

                           Nominee                  Votes for     Votes Withheld
                           Joel B. Alvord          24,872,065        528,203
                           Richard G. Dooley       25,109,084        291,184
                           Gordon W. Kreh          25,153,132        247,136
                           Lois D. Rice            25,091,709        308,559

                  2.       Proposal to amend and restate the 1995 Stock Option
                           Plan

                           Votes for                 Against         Abstain
                           22,719,558                2,422,700       258,010

                  3. Appointment of PricewaterhouseCoopers L.L.P. as Independent Public Accountants

                           Votes for                 Against         Abstain
                           25,105,358                97,076          197,835

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K

Form 8-K dated April 20, 1999 reporting on the first quarter results, the declaration of a dividend and the Company's Annual Meeting. (See Consolidated Statements of Operations for corrected 1999 year-to-date Net Income per share - assuming dilution.)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 HSB GROUP, INC.

Date:    August 16, 1999                By:      /s/  Saul L. Basch
                                                 Saul L. Basch
                                                 Senior Vice President,
                                                 Treasurer and Chief
                                                 Financial Officer


Date:    August 16, 1999                By:      /s/  Robert C. Walker
                                                 Robert C. Walker
                                                 Senior Vice President and
                                                 General Counsel