Form 10-Q
period 1999-09-30
HSB GROUP INC
filed 1999-11-15
CIK 1034588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/x/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's common stock without par value, as of October 29, 1999: 29,114,959.

                                 HSB GROUP, INC.

                                      INDEX


PART I   FINANCIAL STATEMENTS                                           PAGE

      Item 1 - Financial Statements

      Consolidated Statements of Operations for the
      Quarters ended September 30, 1999
      and 1998 and the Nine Months ended September 30,
      1999 and 1998 (unaudited)........................................  3

      Consolidated Statements of Comprehensive Income
      for the Quarters ended September 30, 1999 and 1998
      and the Nine Months ended September 30, 1999 and
      1998(unaudited)..................................................  4

      Consolidated Statements of Financial Position
      as of September 30, 1999 (unaudited)
      and December 31, 1998 ...........................................  5

      Consolidated Statements of Cash Flows for the
      Nine Months ended September 30, 1999 and 1998
      (unaudited) .....................................................  6

      Notes to Consolidated Financial Statements (unaudited)...........  7

      Item 2 - Management's Discussion and Analysis
         of Consolidated Financial Condition and Results
         of Operations................................................. 13

PART II  OTHER INFORMATION

      Item 1 - Legal Proceedings....................................... 25
      Item 6 - Exhibits and Reports on Form 8-K........................ 25

SIGNATURES............................................................. 26

                                             HSB GROUP, INC.
                                  Consolidated Statements of Operations
                                                Unaudited
                                   (in millions, except per share data)


                                                             Quarter                   Nine Months
                                                        Ended September 30         Ended September 30
Revenues:                                               1999         1998         1999        1998
                                                    -------------------------------------------------------

  Gross earned premium                                 $200.6        $212.5        $616.3      $567.9
  Ceded premiums                                        107.9         113.0         333.4       278.6
                                                    -------------------------------------------------------
  Insurance premiums                                     92.7          99.5         282.9       289.3
  Engineering services                                   30.6          25.3          86.0        67.7
  Net investment income                                  16.5          15.5          48.8        46.6
  Realized investment gains                              13.5           7.9          30.8        18.4
                                                    -------------------------------------------------------
     Total revenues                                     153.3         148.2         448.5       422.0
                                                    -------------------------------------------------------

Expenses:
  Claims and adjustment                                  44.5          44.2         120.7       129.1
  Policy acquisition                                     21.6          17.9          65.5        45.3
  Underwriting and inspection                            24.4          26.4          72.6        83.5
  Engineering services                                   29.5          23.4          80.3        62.1
  Interest                                                0.6           0.2           1.6         0.5
                                                    -------------------------------------------------------
     Total expenses                                     120.6         112.1         340.7       320.5
                                                    -------------------------------------------------------

Gain on sale of IRI                                       -             -             -          39.0

Income from continuing operations before income
   taxes and distributions on capital securities       $ 32.7        $ 36.1        $107.8      $140.5

Income taxes (benefit):
   Current                                               11.7           9.8          31.0        39.1
   Deferred                                              (2.4)         (0.5)          0.6         2.0
                                                    -------------------------------------------------------
     Total income taxes                                $  9.3        $  9.3        $ 31.6      $ 41.1

Distribution on capital securities of subsidiary
   trust, net of income tax benefits of $2.4;
   $2.5; $7.2; and $7.4.                                  4.6           4.6          13.6        13.8
                                                    -------------------------------------------------------
Income from continuing operations                      $ 18.8        $ 22.2        $ 62.6      $ 85.6

Discontinued operations:
   Loss from operations, net of income tax
     benefits of $3.2                                     -             -             -          (6.6)

   Gain on disposal, net of income taxes of $23.7         -             -             -          36.9
                                                    -------------------------------------------------------

Total discontinued operations                          $  -          $  -          $  -        $ 30.3
                                                    -------------------------------------------------------

Net income                                             $ 18.8        $ 22.2        $ 62.6      $115.9
                                                    -------------------------------------------------------

Per share data:

Net income per common share-basic:
    Income from continuing operations                 $   0.65       $  0.75       $  2.16     $  2.91
    Discontinued operations                               -             -             -           1.04
    Net income                                        $   0.65       $  0.75       $  2.16     $  3.95

Net income per common share-assuming dilution:
    Income from continuing operations                 $   0.64       $  0.72       $  2.10     $  2.71
    Discontinued operations                               -             -             -           0.86
    Net income                                        $   0.64       $  0.72       $  2.10     $  3.57

Dividends declared per share                          $   0.44       $  0.42       $  1.28     $  1.22
Average shares outstanding and common stock              34.7          35.3          34.6        35.3
   equivalents

The accompanying notes are an integral part of the consolidated financial statements.

                                 HSB GROUP, INC.
                 Consolidated Statements of Comprehensive Income
                                    Unaudited
                                  (in millions)


                                                                           Quarter                  Nine Months
                                                                     Ended September 30          Ended September 30
                                                                    1999           1998           1999        1998
                                                                -------------------------------------------------------
Net income                                                         $  18.8        $ 22.2          $ 62.6      $ 115.9
Other comprehensive income, net of tax:

   Unrealized gains (losses) on securities:

     Unrealized holding gains (losses) arising during the
       period (net of taxes (benefits) of ($13.6); ($12.4);
       ($18.0); and $2.5)                                            (24.9)        (21.8)          (33.2)         5.5


     Add: reclassification adjustments for gains included in
       net income                                                     (8.8)         (5.2)          (20.0)       (12.0)
                                                                -------------------------------------------------------

       Total unrealized gains (losses) on securities                 (33.7)        (27.0)          (53.2)        (6.5)

Foreign currency translation adjustments                               0.2          (1.1)            1.1         (1.8)
                                                                -------------------------------------------------------

Other comprehensive income                                           (33.5)        (28.1)          (52.1)        (8.3)
                                                                -------------------------------------------------------

Comprehensive income                                               $ (14.7)       $ (5.9)         $ 10.5       $107.6
                                                                =======================================================

The accompanying notes are an integral part of the consolidated financial statements.

                                             HSB GROUP, INC.
                              Consolidated Statements of Financial Position
                                   (in millions, except per share data)

                                                                      September 30,    December 31,
                                                                           1999         1998
                                                                        (Unaudited)

Assets:
   Cash and cash equivalents                                          $   46.4            $   18.3
   Short-term investments, at cost                                        44.6                62.3
   Fixed maturities, at fair value
     (cost - $558.2; $568.5)                                             525.3               577.1
   Equity securities, at fair value
     (cost - $339.4;  $326.3)                                            409.8               437.1
                                                                      ------------------------------
     Total cash and invested assets                                    1,026.1             1,094.8

   Reinsurance assets                                                    826.3               630.4
   Insurance premiums receivable                                         133.6               146.7
   Engineering services receivable                                        35.0                26.1
   Fixed assets                                                           56.6                54.9
   Prepaid acquisition costs                                              51.1                46.6
   Capital lease                                                          14.0                14.6
   Other assets                                                          146.3               129.9
                                                                      ------------------------------
     Total assets                                                     $2,289.0            $2,144.0
                                                                      ==============================

Liabilities:
   Unearned insurance premiums                                        $  440.9            $  477.9
   Claims and adjustment expenses                                        760.7               550.3
   Short-term borrowings                                                  44.4                21.0
   Long-term borrowings                                                   25.1                25.1
   Capital lease                                                          27.8                27.9
   Deferred income taxes                                                  14.4                42.7
   Dividends and distributions on capital securities                      18.6                23.2
   Ceded reinsurance payable                                              60.5                64.1
   Other liabilities                                                      91.6                83.6
                                                                      ------------------------------
     Total liabilities                                                 1,484.0             1,315.8
                                                                      ------------------------------
Company obligated mandatorily redeemable preferred exchange
   capital securities of subsidiary Trust I holding solely junior subordinated deferrable interest debentures of the Company, net
   of unamortized discount of $1.0 in 1999 and $1.1 in 1998              109.0               108.9

Company obligated mandatorily redeemable convertible capital securities of subsidiary Trust II holding solely junior
   subordinated deferrable interest debentures of the Company            300.0               300.0

Shareholders' equity:

   Common stock (stated value; shares authorized 50.0; shares
     issued and outstanding 29.1; 28.9)                                   10.0                10.0
   Additional paid-in capital                                             35.9                33.5
   Accumulated other comprehensive income                                 14.7                66.8
   Retained earnings                                                     341.3               311.2
   Benefit plans                                                          (5.9)               (2.2)
                                                                      ------------------------------
     Total shareholders' equity                                          396.0               419.3
                                                                      ------------------------------
     Total                                                            $2,289.0            $2,144.0
                                                                      ==============================

   Common  shareholders' equity per common share                      $   13.63           $   14.53

The accompanying notes are an integral part of the consolidated financial statements.

                                              HSB GROUP, INC
                                   Consolidated Statements of Cash Flows
                                                Unaudited
                                              (in millions)

                                                                               Nine Months Ended
                                                                                  September 30,
                                                                        -----------------------------------
                                                                             1999              1998
                                                                        -----------------------------------
Operating Activities:
Net income                                                                  $  62.6         $ 115.9
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                               14.7             9.6
   Deferred income taxes                                                        0.6             2.0
   Realized investment gains                                                  (30.8)          (18.4)
   Distributions on capital securities                                         20.8            21.2
   Gain from the disposition of Radian, net of income taxes                     -             (30.3)
   Gain from the disposition of IRI, net of income taxes                        -             (25.2)
   Change in balances, net of effects from purchases and sales of subsidiaries:
     Insurance premiums receivable                                             13.1           (17.1)
     Engineering services receivable                                           (5.5)          (12.1)
     Prepaid acquisition costs                                                 (4.5)            3.7
     Reinsurance assets                                                      (195.9)         (471.1)
     Unearned insurance premiums                                              (37.0)          186.3
     Claims and adjustment expenses                                           210.4           246.1
     Ceded reinsurance payable                                                 (3.6)           84.2
     Other                                                                     (9.1)          (51.8)
                                                                        -----------------------------------
       Cash provided by operating activities                                   35.8            43.0
                                                                        -----------------------------------

Investing Activities:
Fixed asset additions, net                                                     (9.4)          (12.6)

Investments:
   Sale of short-term investments, net                                         17.7            70.5
   Purchase of fixed maturities                                              (123.8)         (378.3)
   Proceeds from sale of fixed maturities                                     113.6            44.1
   Redemption of fixed maturities                                              13.6            29.8
   Purchase of equity securities                                             (254.8)         (275.6)
   Proceeds from sale of equity securities                                    279.2           191.4
   Proceeds from disposition of Radian                                          -             128.9
   Proceeds from disposition of IRI                                             -              49.1
   Purchase of Solomon Associates, Inc., net of cash acquired                   -              (2.1)
   Purchase of Kemper books of business                                         -             (29.5)
   Purchase of Structural Integrity Associates, Inc., net of cash
    acquired                                                                   (5.3)            -
                                                                        -----------------------------------
       Cash provided by (used in) investment activities                        30.8          (184.3)
                                                                        -----------------------------------

Financing Activities:
Increase (decrease) in short-term borrowings                                   22.1           (38.0)
Dividends and distributions on capital securities                             (62.5)          (52.0)
Reacquisition of stock                                                         (2.2)          (27.8)
Exercise of stock options                                                       4.1             9.3
                                                                        -----------------------------------
       Cash used in financing activities                                      (38.5)         (108.5)
                                                                        -----------------------------------

   Net increase (decrease) in cash and cash equivalents                        28.1          (249.8)

   Cash and cash equivalents at beginning of period                            18.3           293.2
                                                                        -----------------------------------
   Cash and cash equivalents at end of period                               $  46.4         $  43.4
                                                                        ===================================
Interest paid                                                               $   2.5         $   1.9
                                                                        -----------------------------------
Federal income tax paid                                                     $  19.8         $  41.7
                                                                        -----------------------------------

Non-cash investing and financing activities: Issuance of HSB common stock in connection with the acquisition of Solomon Associates, Inc. in 1998.

The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
1.       General

         The interim consolidated financial statements in this report present the consolidated accounts of HSB Group, Inc. and its subsidiaries (collectively, HSB or the Company). They include adjustments based on management's best estimates and judgments, including estimates of future loss payments, which are necessary to present a fair statement of the results for the interim periods reported. These adjustments are of a normal, recurring nature. The financial statements are prepared on the basis of generally accepted accounting principles and should be read in conjunction with the financial statements and related notes in the 1998 Annual Report. Certain amounts for 1998 have been reclassified to conform with the 1999 presentation.

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

4.       Acquisitions

         In July 1999 HSBIIC acquired Structural Integrity Associates, Inc. (Structural) based in San Jose, California. Structural is an engineering consulting firm which specializes in prevention, control and repair of structural and mechanical failures. The Company continues to focus on identifying and evaluating acquisition candidates in the niche engineering management consulting service business, primarily in process industries, in order to expand or complement its engineering service capabilities.

5.       Recent Accounting Developments

         The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) recently issued three Statements of Position (SOP) which became effective for fiscal years beginning after December 15, 1998: SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments"; SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use"; and SOP 98-5, "Reporting on the Costs of Start-Up Activities". Because the Company's accounting policies were in compliance with the provisions of the SOP's, the implementation of the SOP's had no impact upon the results of operations, financial condition or cash flows.

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that such instruments be measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. In June 1999 SFAS No. 137 was issued. This statement defers the effective date of SFAS No. 133 to fiscal quarters of fiscal years beginning after June 15, 2000. Based on its current operations, product designs and investment strategy, the Company does not anticipate that the adoption of the provisions of SFAS No. 133 will have a material impact on results of operations, financial condition or cash flows.

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


6.       Legal Proceedings

         HSBIIC has been involved in three significant claim-related disputes concerning the extent to which certain explosion events were insured under boiler and machinery coverages of HSBIIC. Information regarding these disputes has been provided in previous 10-K and 10-Q reports. Current rulings in all three cases confirm HSBIIC's long-standing position that HSBIIC policies do not cover the explosion events that occurred in those cases. In one case the parties settled their dispute following Summary Judgment rulings of the Federal District Court for the State of Illinois; in a second case, a decision of an arbitration panel has been confirmed by the Superior Court of the State of Connecticut; and in a third case, judgment has been entered in HSBIIC's favor on remand from the Federal Court of Appeals for the Seventh Circuit.

          The Company is also involved in various other legal proceedings as defendant or co-defendant that have arisen in the normal course of its business. In the judgment of management, after consultation with counsel, it is improbable that any liabilities which may arise from or with respect to the disputes above or any other known litigation in which the Company is a party, will have a material adverse impact on the results of operations or the financial position of the Company.



7.       Earnings per share

         Computation of Earnings Per Share:

                                                       Quarter Ended                      Nine Months Ended
                                                    September 30, 1999                    September 30, 1999
                                                    ------------------                    ------------------
                                            Income       Shares        Per        Income          Shares       Per
                                                                       Share                                  Share
                                            ------       ------        ------     -------         -------     -----

           Income from continuing
                operations                  $ 18.8                                 $ 62.6
           Basic EPS:
           Income available to common
                shareholders                $ 18.8                                 $ 62.6
           Weighted Average Common
                Shares Outstanding                         29.1                                     29.0
           Income from continuing
                operations per common
                share - basic                                           $ 0.65                                 $ 2.16

           Effect of dilutive securities:
             After-tax interest on
              convertible capital
              securities                    $  3.4                                 $ 10.3
             Convertible capital
              securities                                    5.3                                      5.3
              Stock options                                 0.3                                      0.3
           Diluted EPS:
           Income from continuing
              operations available to
              common and assumed
              conversions                   $ 22.2         34.7                    $ 72.9           34.6

           Income from continuing
              operations per common
              share - assuming dilution                                $ 0.64                                  $ 2.10



                                                       Quarter Ended                        Nine Months Ended
                                                    September 30, 1998                     September 30, 1998

                                            Income        Shares        Per        Income          Shares       Per
                                                                       Share                                   Share
                                            ------        ------       -----       ------          ------      -----

           Income from continuing
                operations                  $ 22.2                                 $ 85.6
           Basic EPS:
           Income available to common
                shareholders                $ 22.2                                 $ 85.6
           Weighted Average Common
                Shares Outstanding                          29.4                                     29.3
           Income from continuing
                operations per common
                share - basic                                          $ 0.75                                   $ 2.91

           Effect of dilutive securities:
             After-tax interest on
              convertible capital
              securities                    $  3.4                                 $ 10.2
             Convertible capital
              securities                                     5.3                                      5.3
              Stock options                                  0.6                                      0.7
           Diluted EPS:
           Income from continuing
              operations available to
              common and assumed
              conversions                   $ 25.6          35.3                   $ 95.8            35.3

           Income from continuing
              operations per common
              share - assuming dilution                                $ 0.72                                   $ 2.71



8.       Segment Information

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

         HSB has four reportable segments--Commercial insurance, Global Special Risk insurance, Engineering services and Investments. HSB is a multi-national company operating primarily in North American, European, and Asian markets. Through its Commercial segment operations, HSB provides risk modification services, equipment breakdown insurance and loss recovery services to commercial businesses. The Global Special Risk operating segment focuses on the needs of equipment-intensive industries by offering all risk coverage with customized engineering consulting and risk management. HSB's Engineering services operations offers professional scientific and technical consulting for industry and government worldwide. The Company's investment assets are managed by its Investment operating segment.

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

         The following presents revenue and net income from the Company's reportable segments and reconciles these amounts to the corresponding consolidated totals:

                                                              Quarter Ended                Nine Months Ended
                                                              September 30                   September 30
                                                      -------------------------------     ------------------
                                                          1999             1998           1999            1998
           -------------------------------------------- ----------- ---- ----------- -- ----------- -- ------------

           Revenues from continuing operations
           Insurance premiums:
           Commercial                                    $   82.7         $   83.5        $ 245.2         $ 220.5
           Global Special Risks                              10.1             14.5           36.9            63.8
           Engineering services                              30.6             25.3           86.0            67.7
           Net investment income and realized
             investment gains                                30.0             23.4           79.6            65.0
                                                        -----------      -----------    -----------    ------------
           Total revenues from reportable segments          153.4            146.7          447.7           417.0
           Other segments                                   (0.1)              1.5            0.8             5.0
                                                        -----------      -----------    -----------    ------------
           Total revenues                                 $ 153.3          $ 148.2        $ 448.5         $ 422.0
                                                        ===========      ===========    ===========    ============

           Net income (loss):
           Commercial                                   $     4.2        $     7.6       $   10.1        $   11.5
           Global Special Risks                              (1.6)            (2.2)           6.3             5.0
           Engineering services                               0.5              1.2            3.0             3.3
           Investment                                        21.3             17.6           55.9            47.9
                                                        -----------      -----------    -----------    ------------
           Total net income from reportable segments         24.4             24.2           75.3            67.7
           Other segments                                    (2.2)             1.7           (3.7)            2.9
           Corporate account                                  1.2              0.9            4.6             3.6
           Distributions on capital securities               (4.6)            (4.6)         (13.6)          (13.8)
           Discontinued operations                            -                -              -              30.3

           Gain on sale of IRI, net of income taxes           -                -              -              25.2

                                                        -----------     ------------    -----------    ------------

           Net income                                    $   18.8         $   22.2        $  62.6        $  115.9
                                                        ===========      ===========    ===========    ============

9.       Global Floating Rate Capital Securities

         On July 15, 1997, a trust sponsored and wholly owned by the Company issued $110,000,000 aggregate liquidation amount of capital securities in a private placement and 3,403 shares of common securities to the Company, the proceeds of which were invested by the trust in $113,403,000 aggregate principal amount of the Company's debt securities. On November 5, 1997, an exchange offer was commenced, pursuant to which the capital securities originally issued in the private placement were exchanged for capital securities that were registered with the Securities and Exchange Commission (the "Capital Securities") and the debt securities were exchanged for debt securities that were registered with the Securities and Exchange Commission (the "Debt Securities" ).

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

         The Capital Securities accrue and pay cash distributions quarterly in arrears at a variable rate of LIBOR plus .91% of the stated liquidation amount of $1,000 per Capital Security. The terms of the Debt Securities, the guarantee of the Company with respect to the Capital Securities, the Indenture and the Trust Agreement together provide a full guarantee of amounts due on the Capital Securities.

         The Capital Securities are mandatorily redeemable upon the maturity of the Debt Securities on July 15, 2027, or earlier to the extent of any redemption by the Company of any Debt Securities. The redemption price in either such case will be $1,000 per share plus accrued and unpaid distributions to the date fixed for redemption.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF CONSOLIDATED FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                SEPTEMBER 30,1999

RESULTS OF OPERATIONS
(dollar amounts in millions)

Consolidated Overview

                                                      Quarter Ended                 Nine Months Ended
                                                      September 30                    September 30
                                                       ------------                   ------------

                                                  1999            1998             1999            1998
                                                  ----            ----             ----            ----
Revenues:

Gross earned premiums                         $     200.6      $   212.5         $   616.3       $  567.9
Ceded premiums                                      107.9          113.0             333.4          278.6
                                              -----------      ---------         ---------       --------

Insurance premiums                                   92.7           99.5             282.9          289.3

Engineering services                                 30.6           25.3              86.0           67.7

Net investment income                                16.5           15.5              48.8           46.6

Realized investment gains                            13.5            7.9              30.8           18.4
                                                ---------      ---------         ---------       --------

   Total revenues                             $     153.3      $   148.2         $   448.5       $  422.0
                                                =========      =========         =========       ========

Pre-tax Income from Continuing Operations:

   Pre-tax income excluding sale of IRI       $      32.7      $    36.1         $   107.8       $  101.5
   Pre-tax gain on sale of IRI                        -              -                 -             39.0
                                                -------------- --------------    --------------  --------

   Pre-tax income                                    32.7           36.1             107.8          140.5

Income taxes on continuing operations                 9.3            9.3              31.6           41.1

Distributions on capital securities                   4.6            4.6              13.6           13.8
                                                ---------      ---------         ---------       --------

Income from continuing operations                    18.8           22.2              62.6           85.6

Discontinued operations                               -              -                 -             30.3
                                                -------------- --------------    --------------  --------

Net income                                    $      18.8      $    22.2         $    62.6       $  115.9
                                                =========      =========         =========       ========

Net income per common share:

     Basic                                    $       0.65     $     0.75        $     2.16      $    3.95
     Assuming dilution                        $       0.64     $     0.72        $     2.10      $    3.57


Consolidated Overview

Absent the sales of Industrial Risk Insurers (IRI) and Radian International LLC (Radian LLC) discussed below, the Company's third quarter 1999 after-tax earnings decreased 15.3 percent from the third quarter of 1998 and increased 3.6 percent in the first nine months of 1999 compared to 1998. The results reflect a decline in third quarter underwriting results impacted largely by $10 million in losses from weather related events domestically and the Taiwan earthquake. These results were offset in part by improvement in income from investment operations.

In addition, net income for the first nine months of 1998 included after-tax gains on the sale of HSB's interest in IRI of $25.2 million and Radian LLC of $30.3 million. The Radian LLC gain is net of after-tax operating losses of $6.6 million that were deferred in 1997 when the decision was made to exercise HSB's option to put the Company's interest to The Dow Chemical Company (Dow). As a result, HSB's interest in Radian LLC was classified as a discontinued operation in 1997.

The effective tax rate on income from continuing operations, excluding the sale of IRI, for the third quarter and year to date were 28 percent and 29 percent compared to 26 percent and 27 percent for the comparable prior periods. Typically tax rate fluctuations occur as underwriting and engineering services results and realized gains change the mix of pre-tax income between fully taxable earnings and tax preferred earnings that can be obtained by investing in certain instruments. The Company continues to manage its use of tax advantageous investments to maximize after tax earnings.

Recent Accounting Developments

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) recently issued three Statements of Position (SOP) which became effective for fiscal years beginning after December 15, 1998: SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments"; SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use"; and SOP 98-5, "Reporting on the Costs of Start-Up Activities". Because the Company's accounting policies were in compliance with the provisions of the SOP's, the implementation of the SOP's had no impact upon the results of operations, financial condition or cash flows.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that such instruments be measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. In June, 1999 SFAS No. 137 was issued. This statement defers the effective date of SFAS No. 133 to fiscal quarters of fiscal years beginning after June 15, 2000. Based on its current operations, product designs and investment strategy, the Company does not anticipate that the adoption of the provisions of SFAS No. 133 will have a material impact on results of operations, financial condition or cash flows.

In October 1998, AcSEC issued SOP 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk". The SOP identifies several methods of deposit accounting and provides guidance on the application of each method. This SOP is effective for financial statements for fiscal years beginning after June 15, 1999. Currently the Company is not party to any contracts which do not comply with the risk transfer provisions of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," and, therefore, does not anticipate the adoption of SOP 98-7 will have a material impact on results of operations, financial condition or cash flows.


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


                                                          Quarter Ended                    Nine Months Ended
                                                           September 30                        September 30
                                                          ------------                         ------------

                                                     1999            1998                 1999            1998
                                                     ----            ----                 ----            ----
Gross earned premiums                            $     200.6      $   212.5             $   616.3       $  567.9
Ceded premiums                                         107.9          113.0                 333.4          278.6
                                                 -----------      ---------             ---------       --------

Insurance premiums                                      92.7           99.5                 282.9          289.3

Claims and adjustment expenses                          44.5           44.2                 120.7          129.1

Underwriting, acquisition and other expenses            46.0           44.3                 138.1          128.8
                                                 -----------      ---------             ---------       --------

Underwriting gain                                $       2.2      $    11.0             $    24.1       $   31.4
                                                 ===========      =========             =========       ========


Loss ratio                                              48.1%          44.4%                 42.7%          44.6%

Expense ratio                                           49.6%          44.5%                 48.8%          44.6%
                                                  ----------       ---------             ---------       --------

Combined ratio                                          97.7%          88.9%                 91.5%          89.2%
                                                  ==========       =========             =========       ========


Gross earned premiums in the third quarter of 1999 decreased 5.6 percent in comparison to the third quarter of 1998. This was primarily attributable to a decline in premiums from HSB Industrial Risk Insurers. Gross earned premiums year to date increased 8.5 percent from the comparable period in 1998. This reflects the impact of the acquisition of certain commercial books of business acquired in mid 1998 as well as the impact of the timing of the Company's role as direct writer of HSB Industrial Risk Insurers. These increases were offset in part by decreases in Global Special Risk premiums. In certain areas of the Company's direct businesses, the market is experiencing price erosion as the number of insurers offering capacity has expanded. HSB will not write business at rates which do not provide sufficient opportunity to earn a profit. As a result, premiums in the Global Special Risk areas may continue to experience revenue declines until pricing in these markets begins to improve.

Ceded premiums decreased 4.5 percent in the current quarter consistent with the decline in gross earned premiums for the same period. Ceded premiums increased
19.7 percent year to date resulting from the HSB Industrial Risk Insurers arrangement and related reinsurance with ERC, as well as the timing of instituting some of the Company's reinsurance programs which now utilize significantly more quota share reinsurance on certain of our books of business.

The loss ratio increased from 44.4 percent in the third quarter of 1998 to 48.1 percent in the current quarter. Year to date, the loss ratio decreased from 44.6 percent in 1998 to 42.7 percent in 1999. The third quarter variance was impacted by $10 million in losses from weather-related events domestically and the Taiwan earthquake. In the third quarter of 1998, weather-related loss events were $8.3 million less. Despite these events, the year to date loss ratio was favorable due in part to the first quarter 1998 severe ice storms in Canada and third quarter 1998 losses from Hurricane Georges.

Gross claims and adjustment expenses for the first nine months of 1999 and 1998 were $517.9 million and $478.5 million, respectively. This increase was the result of weather-related events domestically, the Taiwan earthquake and large losses in our Global Special Risk business which were largely reinsured. This increase was partially offset by gross claims in 1998 from Hurricane Georges on exposures written by HSB Industrial Risk Insurers. The significant increases in claim reserves and reinsurance assets since December 31, 1998 largely relate to these events.

The expense  ratio  increased  from 44.5 percent in the third quarter of 1998 to
49.6 percent in the current quarter, and from 44.6 percent year to date in 1998 to 48.8 percent year to date in 1999. The increase in the expense ratio for both the third quarter and year to date is primarily attributed to increases in policy acquisition costs. These increases result from the impact of changes in HSB's participation in HSB Industrial Risk Insurers reinsurance programs as well as the timing of the Company's role as direct writer of that business. The year to date expense ratio was also affected by the increased level of reinsurance purchased and related ceding commissions. The year to date growth in gross earned premiums and increases in commission rates which reflect changes in the mix of business are also contributing factors. In addition, the expense ratio has been impacted more heavily in 1999 by Year 2000 remediation costs.

The following information summarizes net earned premiums and net income by reportable insurance segment:

                                  Quarter Ended           Nine Months Ended
                                  September 30               September 30
                                  ------------               ------------

                                 1999       1998          1999         1998
                                 ----       ----          ----         ----
Commercial:
   Net earned premiums        $   82.7    $  83.5      $   245.2    $   220.5
   Net income                      4.2        7.6           10.1         11.5

Global Special Risks:
   Net earned premiums        $   10.1    $  14.5      $    36.9    $    63.8
   Net income                     (1.6)      (2.2)           6.3          5.0

Net earned premiums in the Commercial segment declined $0.8 million in the third quarter. Year to date net earned premiums rose $24.7 million over the comparable period in 1998. The year to date increase is due primarily to the integration of the Kemper portfolio and growth in our client company business, offset by declines in direct billings. Profits for both the quarter and year to date were adversely impacted by 1999 weather related losses, increased frequency of small claims and expected higher systems costs related to the Year 2000 Program. 1998 year to date results were impacted by severe ice storms in Canada.

Global Special Risks net earned premiums declined $4.4 million in the third quarter. Year to date, net earned premiums decreased $26.9 million. These decreases relate to price erosion and the maintenance of strict underwriting standards, coupled with changes in reinsurance programs. Global Special Risks net income for third quarter of 1999 was negatively impacted due to losses from weather-related events domestically and the Taiwan earthquake. Despite these events, 1999 Global Special Risks profitability improved over the same period in the prior year, due to adherence to strict underwriting standards, changes in reinsurance programs, and positive reserve development on pre-1998 IRI business. Results include fees/expense reimbursement generated from managing the IRI business. The level of fees/expense reimbursement in the future will be dependent upon pricing in these markets and the volume of business which meets our underwriting standards.

Engineering Services Operations

                                      Quarter Ended          Nine Months Ended
                                      September 30            September 30
                                      ------------            ------------

                                    1999        1998         1999       1998
                                    ----        ----         ----       ----

Engineering services revenues   $    30.6     $   25.3    $   86.0    $    67.7
Engineering services expenses        29.5         23.4        80.3         62.1
                                ---------     --------    --------    ---------

Operating gain                  $     1.1     $    1.9    $    5.7    $     5.6
                                =========     ========    ========    =========

Net margin                           3.6%          7.4%       6.6%         8.3%

Engineering services operations include the results of HSBIIC's, EIL's and BI&I's engineering services, HSB Reliability Technologies (HSBRT), HSB Professional Loss Control, HSB International, Solomon Associates, Inc. (SAI), Structural Integrity Associates, Inc. (Structural) and the Company's interest in Integrated Process Technologies, LLC.

Engineering services revenues increased $5.3 million in the third quarter and $18.3 million year to date compared to the same periods in 1998. The growth in revenues was primarily due to SAI which was acquired in April 1998, Structural which was acquired in July 1999 and EIL's engineering services revenues generated through other acquisitions.

The decline in operating margin from the previous periods reflects operating costs incurred to develop new products and in new start up operations, delays in starting certain contracts, systems costs related to the Year 2000 Program and the closing of plants in the steel industry serviced by a higher margin business unit.

In July 1999 HSBIIC acquired Structural based in San Jose, California. Structural is an engineering consulting firm which specializes in prevention, control and repair of structural and mechanical failures. The Company continues to focus on identifying and evaluating acquisition candidates in the niche engineering management consulting service business, primarily in process
industries,   in  order  to  expand  or  complement  its   engineering   service
capabilities.

Investment Operations

                                        Quarter Ended        Nine Months Ended
                                        September 30            September 30
                                        ------------            ------------

                                        1999        1998       1999      1998
                                        ----        ----       ----      ----

Net investment income                $  16.5     $  15.5     $ 48.8     $ 46.6
Realized investment gains               13.5         7.9       30.8       18.4
                                     -------     -------     ------     ------
Pretax income from
         investment operations       $  30.0     $  23.4     $ 79.6     $ 65.0
                                     =======     =======     ======     ======

Income  from  investment  operations  for the  third  quarter  and  year to date increased $6.6 million and $14.6 million, respectively, primarily due to realized investment gains from repositioning the investment portfolio due to market fluctuations. The Company's investment strategy continues to be to maximize total return on the investment portfolio through investment income and capital appreciation. Investment strategies for any given year are developed based on many factors including operational results, tax implications, regulatory requirements, interest rates, dividends to stockholders and market conditions. The investment portfolio includes a wide variety of high quality equity securities and both domestic and foreign fixed maturities. The Company continues to manage its use of tax advantageous investments to maximize after-tax investment earnings. The Company does not engage in cash flow underwriting; it seeks to have underwriting profit each year.

Market Risk

The value of the Company's financial instruments reacts to changes in macroeconomic variables. These changes are considered systemic risks or market risks and are quantified as equity market risk, interest rate risk and foreign currency risk. Equity market risk is the possibility that market influences will adversely affect the expected returns on equity investments. Interest rate risk relates to the effect of changes in the level of interest rates on the return on financial instruments, in particular fixed income investments. Foreign currency risk is the chance that fluctuations in foreign currency exchange rates will impact the value of financial instruments.

Portfolio sensitivity to these variables tends to change over time due to changes in portfolio composition and changes in market environment. During the first nine months of 1999 the Company's equity instruments' sensitivity to equity market risk, as measured by portfolio beta, decreased from 1.02 to 0.97. This change is generally attributed to portfolio repositioning during the period.

For the fixed maturity portfolio, sensitivity, as measured by duration, increased from 5.48 to 8.62 during the first nine months of 1999. The increase in duration is due primarily to changes that occurred in the interest rate environment during the period. The Company uses a yield to worst call methodology to calculate duration. This assumes that an issuer, given the current rate environment, will call higher coupon debt if appropriate. As interest rates increased during the year, the call feature on many issues became non-applicable. This change in the environment caused portfolio duration to increase and a corresponding increase in sensitivity to interest rates.

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

The sensitivity analysis assumes an instantaneous shift in market interest rates, with scenarios of interest rates increasing 100 and 150 basis points from their levels at September 30, 1999, and all other variables held constant. Currency risk assumes an instantaneous 10 percent and 20 percent change in the foreign currency exchange rates versus the US dollar from their levels at September 30, 1999 with all other variables held constant. Equity price risk is measured assuming an instantaneous 10 percent and 25 percent change in the S & P 500 Index from its level at September 30, 1999 with all other variables held constant.

The Company's convertible capital securities have been issued at fixed rates, and as such interest expense would not be impacted by interest rate shifts. The impact of 100 and 150 basis point increases in interest rates on the convertible capital securities would be an estimated decrease in market value of $26.0 million and $37.4 million and is calculated without giving any effect to the relationship of the conversion price to the current market price of HSB Group, Inc. common stock.

The following table reflects the estimated effects on the market value of the Company's financial instruments due to an increase in interest rates of 100 basis points, a 10 percent decline in foreign currency exchange rates, and a decline of 10 percent in the S & P 500 Index.

Held For Other Than Trading Purposes

                                   Market    Interest      Currency     Equity
At September 30, 1999              Value     Rate Risk       Risk        Risk
--------------------------------------------------------------------------------

Fixed maturity securities      $    525.3    $  (38.1)   $   (2.2)     $   -
Equity securities                   409.8       (14.3)       (1.9)       (21.4)
Short term investments               44.5        (0.3)       (1.3)         -
                            ----------------------------------------------------

     Total all securities      $    979.6    $  (52.7)   $   (5.4)     $ (21.4)
                            ----------------------------------------------------

The following table reflects the estimated effects on the market value of the Company's financial instruments due to an increase in interest rates of 150 basis points, a 20 percent decline in foreign currency exchange rates, and a decline of 25 percent in the S& P 500 Index.

Held For Other Than Trading Purposes

                                  Market       Interest     Currency   Equity
At September 30, 1999             Value        Rate Risk     Risk       Risk
--------------------------------------------------------------------------------
Fixed maturity securities       $  525.3     $  (54.3)   $   (4.4)   $     -
Equity securities                  409.8        (20.1)       (3.7)      (53.4)
Short term investments              44.5         (0.5)       (2.5)         -
                             ---------------------------------------------------

     Total all securities       $  979.6     $  (74.9)   $  (10.6)   $  (53.4)
                             ---------------------------------------------------



Statement of Comprehensive Income

In  addition  to the impact of HSB's  results of  operations,  the  Consolidated
Statements of Comprehensive Income display the effects of price movements on HSB's invested assets. As a result of market fluctuations, cumulative holding gains, net of taxes, for the first nine months of 1999 decreased $52.1 million as compared to the decrease of $8.3 million in the same period in 1998. Exclusive of realized gains, the decrease in 1999 is mainly in fixed maturities due to rising interest rates.



Liquidity and Capital Resources
                                                        Balances at
                                                September 30      December 31
                                                   1999              1998
                                               ----------       ---------------

Total assets                                   $ 2,289.0         $ 2,144.0
Short-term investments                              44.6              62.3
Cash and cash equivalents                           46.4              18.3
Short-term borrowings                               44.4              21.0
Capital securities of subsidiary Trust I           109.0             108.9
Capital securities of subsidiary Trust II          300.0             300.0
Common shareholder's equity                        396.0             419.3

Liquidity refers to the Company's ability to generate sufficient funds to meet the cash requirements of its business operations. HSB Group, Inc. (HSB) is a holding company whose principal subsidiary is HSBIIC. HSB relies on investment income, primarily in the form of dividends from HSBIIC, in order to meet its short and long-term liquidity requirements including the service requirements for its capital securities. The Company receives a regular inflow of cash from maturing investments, engineering services and insurance operations. The mix of the investment portfolio is managed to respond to expected claim pay-out patterns and the service requirements of the Company's capital securities. HSB also maintains a highly liquid short-term portfolio to provide for immediate cash needs and to offset a portion of interest rate risk relating to the Capital Securities of subsidiary Trust I.

Cash provided from operations was $35.8 million in the first nine months of 1999 compared to $43.0 million for the same period in 1998. Overall cash flows in 1998 were significantly impacted by the investment of proceeds from the convertible capital securities issued in late December 1997 and the sales of Radian and IRI in 1998.

Capital resources consist of shareholders' equity, capital securities and debt outstanding, and represent those funds deployed or available to be deployed to support business operations. Common shareholders' equity of $396.0 million at September 30, 1999, decreased by $23.3 million since December 31, 1998. The reduction in shareholders' equity was caused by the impact of rising interest rate levels on our fixed income investments. The components of the decrease primarily reflect comprehensive income of $10.5 million and option exercises of $4.1 million, less dividends of $37.2 million and share repurchases of $2.2 million.

At September 30, 1999, HSBIIC had significant short-term and long-term borrowing capacity. HSBIIC is currently authorized to issue up to $75 million of commercial paper. Commercial paper outstanding at September 30, 1999 was approximately $40 million.

HSBIIC has been involved in three significant claim-related disputes concerning the extent to which certain explosion events were insured under boiler and machinery coverages of HSBIIC.

Information regarding these disputes has been provided in previous 10-K and 10-Q reports. Current rulings in all three cases confirm HSBIIC's long-standing position that HSBIIC policies do not cover the explosion events that occurred in those cases. In one case the parties settled their dispute following Summary Judgment rulings of the Federal District Court for the State of Illinois; in a second case, a decision of an arbitration panel has been confirmed by the Superior Court of the State of Connecticut; and in a third case, judgment has been entered in HSBIIC's favor on remand from the Federal Court of Appeals for the Seventh Circuit.

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

The Company has completed the assessment and analysis phase for its policy management, claims, financial recording and reporting, human resource systems and engineering databases and systems. The development, renovation, replacement and implementation phases are virtually complete for these systems as well. We have substantially completed Year 2000 testing for our current policy management, claims, human resources and engineering systems. The Company has recently implemented new financial applications and Year 2000 testing for these applications is expected to be substantially completed by December 1, 1999. We will continue to Year 2000 test other supporting applications through December 1999. We are currently limiting changes to our production environment, and will continue to do so through the first few months of the year 2000.

With respect to infrastructure items, the mainframe is Year 2000 compliant and the Company has largely completed the migration to Year 2000 compliant servers and supporting hardware and software. Replacement of the various components of non-compliant workstations and peripheral equipment has also been mostly completed. Many of the third-party software applications utilized by the Company in its desktop environment are already Year 2000 compliant. The Company has substantially completed the installation of such compliant programs on virtually all of its workstations.

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


The Company continues to be in contact with its key suppliers of service and business partners, such as client companies, agents and brokers, with whom the Company has significant business relations, as to their Year 2000 readiness status. As the Company receives responses and updated information from its suppliers and business partners, it is reassessing the potential impact on the Company of such parties' Year 2000 state of readiness and remediation plans and conducts renovations and/or replacement and compliance testing, as appropriate.

The Company is relying upon Year 2000 readiness statements of other entities and has not independently verified the accuracy of such statements.

Costs

It is currently estimated that the Company's aggregate spending in connection with the Year 2000 Program will be in the range of $27.8 million of which approximately $26.5 million has been expended through September 30, 1999. Certain of these costs are being expensed as they are incurred and are being funded through operating cash flow. The Company has expensed $5.1 million, $1.5 million and $0.2 million in 1998, 1997 and 1996, respectively, and $5.7 million for the first nine months of 1999. It is estimated that expenditures of $1.0 million for the remainder of 1999 will be expensed as incurred. The remainder of the $27.8 million estimate which has not been expensed relates to systems that the Company anticipated replacing in the normal course of information technology development but the timetable for which was accelerated in contemplation of the Year 2000 event. Costs of replacement and renovation of information systems and infrastructure that would have occurred in the normal course of business without the advent of the Year 2000 event are excluded from these amounts. The current estimate also does not include any costs associated with the implementation of contingency plans that are in the process of being developed.

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

Contingency Plans

As a component of the Year 2000 Program, the Company is concurrently developing contingency plans intended to mitigate the possible disruption of business operations arising out of the Year 2000 event. During the remainder of 1999, the Company will be completing, reviewing and updating Year 2000 business contingency plans to prepare for the crossover into the next year. Contingency plans may include securing back-up power for the Company's data center, manual processing, short-term fixes to non-compliant programs or business partner interfaces and modifying the Company's asset selection criteria for its investment activities.

Insurance Coverage Issues

The Company continues to evaluate the potential coverage exposures arising out of the Year 2000 event and its impact on insured equipment. The Company has prepared an endorsement to its equipment breakdown and all-risk forms which reiterates that coverage is not provided for the inherent inability of computers and computerized equipment to properly recognize a particular date or time, such as the year 2000. The endorsement is being included on all new and renewal equipment breakdown and all-risk policies. In addition, a notice reiterating the Company's coverage intent with respect to Year 2000 exposures has been sent to all new and renewal equipment breakdown policyholders. Most of the insurers that the Company reinsures for equipment breakdown coverage are issuing similar
endorsements  to  their   policies.   The  Company
is conducting an on-going communications program with its client company insurers and agents to disseminate to the ultimate policyholders its Year 2000 loss control suggestions and policy coverage position.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         See Note 6 to Consolidated Financial Statements, Part I, Item 1.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K

     Form 8-K dated July 26, 1999 reporting on the second quarter results and announcing the declaration of a dividend.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               HSB GROUP, INC.

Date:  November 15, 1999              By:      /s/  Saul L. Basch
                                               Saul L. Basch
                                               Senior Vice President, Treasurer
                                               and Chief Financial Officer


Date:  November 15, 1999              By:      /s/  Robert C. Walker
                                               Robert C. Walker
                                               Senior Vice President and
                                               General Counsel