Form 10-K
period 1999-12-31
HSB GROUP INC
filed 2000-03-30
CIK 1034588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

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

                         P.O. Box 5024, One State Street
                        Hartford, Connecticut 06102-5024
               (Address of principal executive offices) (Zip Code)

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

Yes....X..,  No........

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K............

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 15, 2000 was $699,824,639.

Number  of  shares  of  common  stock  outstanding  as  of  February  15,  2000:
29,247,002.

Documents Incorporated by Reference:

Portions of the Proxy Statement dated March 16, 2000 for the Annual Meeting of Shareholders to be held April 18, 2000 are incorporated by reference in Parts III and IV herein.

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

    The Company's operations are divided into four reportable operating segments
- Commercial insurance, Global Special Risk insurance, Engineering Services and Investments. The most significant business of the Company is providing insurance against losses from accidents to boilers, pressure vessels, and a wide variety of mechanical and electrical machinery and equipment along with a high level of inspection and engineering services aimed at loss prevention. Net earned premiums for the Company's insurance segments in the aggregate were $381.9 million for 1999, which accounted for approximately 63 percent of the Company's revenues. See Note 10 to the Consolidated Financial Statements located in Item 8 of Part II herein for information on the Company's net written and net earned premiums over the last three years.

     The Company conducts its business in Canada through its subsidiary, The Boiler Inspection and Insurance Company of Canada. Insurance for risks located in countries other than the United States and Canada is written by HSB Engineering Insurance Limited (HSB EIL).

     The following is a summary of recent developments in the business of the Company.

     The reinsurance agreements as discussed below effective January 1, 1998 between HSBIIC, Employers Reinsurance Corporation (ERC) and Industrial Risk Insurers (IRI) were terminated with respect to loss or liabilities arising out of occurrences taking place on or after January 1, 2000. As a result, HSBIIC will no longer retain 85 percent of the equipment breakdown insurance and 15 percent of the property insurance of the combined insurance portfolio for risks arising on or after January 1, 2000. The joint underwriting association that was known as HSB Industrial Risk Insurers will, from January 1, 2000, be known as Industrial Risk Insurers.

     Concurrent with the termination of the reinsurance agreements, HSBIIC, ERC and IRI replaced the operating agreement for IRI dated January 1, 1998. The new agreement, effective January 1, 2000, calls for HSBIIC to retain 0.5 percent membership share in IRI with the ability to increase its total share up to a maximum of 10 percent, at no cost, at HSBIIC's option. In addition, the agreement also establishes an arrangement for HSB to perform equipment breakdown engineering and inspection services for clients of IRI and provides for a fixed fronting fee in the event that IRI continues to use HSBIIC's licenses. See "Participation in Industrial Risk Insurers" on page 13 for additional information.

     On January 6, 1998, HSBIIC sold its 23.5 percent share in IRI to ERC, one of the world's largest reinsurance companies, in accordance with a previously announced purchase and sale agreement between ERC and IRI's twenty-three member insurers. IRI is a voluntary, unincorporated joint underwriting association which provides property insurance for the class of business known as "highly protected risks" (HPR) -- larger manufacturing, processing, and industrial businesses that have invested in protection against loss through the use of sprinklers and other means. Contemporaneous with the close of the sale, IRI was reconstituted with ERC (with a 99.5 percent share) and HSBIIC (with a .5 percent share) as the sole members. Under the 1998 agreements, HSBIIC wrote the business for the reconstituted IRI (which was renamed HSB Industrial Risk Insurers) using its insurance licenses and provided certain other management and technical services. In addition, through various reinsurance agreements with ERC and IRI, HSBIIC transferred its manufacturing book of business to IRI and retained 85% of the equipment breakdown insurance and 15% of the property insurance of the HSBIIC/IRI combined portfolio.

     On December 31, 1997, to support the Company's role with HSB IRI, a business trust formed by HSB sold $300 million of 20-year, 7 percent Convertible Capital Securities in a private placement to ERC, of which $250 million was contributed by the Company to HSBIIC. The capital securities are convertible into HSB common stock, at any time, subject to regulatory approval. See Note 13 to the Consolidated Financial Statements located in Item 8 of Part II herein for more information on this transaction.

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

     The Company also offers professional scientific and technical consulting services for industry and government on a world-wide basis through HSBIIC's Engineering Department and its engineering subsidiaries. In 1999, net engineering services revenues were $119.6 million, which accounted for approximately 19.7 percent of the Company's revenues.

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

     Recently the Company has been focusing on identifying acquisition candidates in the niche engineering management consulting service business, primarily in process or energy related industries, in order to expand or complement its engineering service capabilities. The Company does not currently anticipate that any single acquisition within the next twelve months will be material to the operations or financial position of the Company, however, this does not rule out the possibility.

     In July 1999, HSBIIC acquired Structural Integrity Associates, Inc. (Structural) based in San Jose, California. Structural is an engineering consulting and inspection services firm specializing in the analysis, control and prevention of structural and equipment failures. Its services include inspection and condition assessment and monitoring and remaining life analysis, repair, remediation and total risk management of critical equipment and structures. In April 1998, HSB acquired Solomon Associates, Inc. (SAI) based in Dallas, Texas. SAI is an engineering management consulting firm that provides comparative performance benchmarking consulting to the refining, petro-chemical and power generation industries. During 1997, the Company completed the acquisition of Haughton Engineering Services Limited of England. Haughton offers a wide range of inspection services in the United Kingdom to help ensure compliance with regulatory codes. During 1997, the Company also acquired a 51 percent interest in Integrated Process Technologies LLC (IPT). IPT measures and manages facility costs and service performance on an outsource basis for large businesses with geographically distributed locations.

     The Company is a multi-national company operating primarily in North American, European, and Asian markets. Currently, the Company's principal market for its insurance and engineering services is the United States. However, the Company does desire to become a stronger competitor in the international machinery breakdown insurance and related engineering services markets as it believes that there is significant opportunity for profitable growth overseas. In 1999, the revenues and pre-tax income associated with operations outside of the United States were approximately 13.2 percent and 9.5 percent, respectively. Identifiable assets associated with operations outside of the United States are approximately 19.5 percent of the consolidated amount. See Note 1 and Note 5 to the Consolidated Financial Statements located in Item 8 of Part II herein for more financial data based on geographic location and business segments.


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

Engineering Services

     HSBIIC's Engineering Services division provides quality assurance services, inspections to code standards of the American Society of Mechanical Engineers
(ASME) and other organizations, ISO certification and registration services and, using its proprietary technologies and databases, provides other specialized consulting, condition monitoring, benchmarking and inspection services related to the design and applications of boilers, pressure vessels, and many other types of equipment for domestic and foreign equipment manufacturers and operators. HSBIIC is the largest Authorized Inspection Agency for ASME codes in the world. The Engineering Services division also offers training and educational services related to these areas. In addition the Company has been developing and expanding its services to respond to the growing trend to outsource the management and maintenance of property, plant and equipment.

    Aside from HSBIIC, the Company's engineering affiliates include HSB Reliability Technologies Corp. (HSB RT), HSB Professional Loss Control, Inc. (HSB PLC), Integrated Process Technologies LLC (IPT), Solomon Associates, Inc.
(SAI), Structural Integrity Associates, Inc. (Structural) and HSB Haughton Engineering Services Limited (Haughton). HSB RT maintains an extensive database on equipment maintenance and reliability and provides preventive maintenance consulting services and programs to a wide range of businesses and industries. Such services and programs are designed to increase production, reduce maintenance, energy and spare parts inventory costs, and extend equipment life. HSB PLC is a fire protection consulting and engineering firm. Its services include inspections, hazards analysis and risk assessment, engineering design, code consulting, research and testing, and training. Structural, SAI, Haughton, and Integrated Process Technologies, in which the Company holds a majority interest, are described on page 4.

C.     COMPETITION

Insurance

     The Company is the largest writer of equipment breakdown insurance in North America and is establishing a significant presence in the engineering insurance market outside of North America. Based on net premiums written reported in the 1999 edition of Best's Aggregates and Averages, the Company has approximately a 39 percent market share and no other single company has more than a 10 percent market share of the domestic equipment breakdown market. The Factory Mutual Insurance Company has a market share of approximately 18 percent.

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

     Currently, the Company's principal market for its insurance business is the United States. In 1999, 90 percent of its net written premiums related to risks located in the United States. Of the direct premiums written in the United States in 1999 (gross premiums less return premiums and cancellations, excluding reinsurance assumed and before deducting reinsurance ceded), less than 10 percent was written in any one state. With the exception of California, Florida, New York, Pennsylvania and Texas, no state accounted for more than 5 percent of such premiums.

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

     Large, engineering-intensive U.S. and international accounts, most of which comprise the Global Special Risk segment, are primarily marketed and serviced by account teams comprised of underwriting, marketing, engineering and claims staff who have specialized knowledge of particular customer industries. U.S. customers are serviced primarily by HSBIIC. Canadian customers are serviced by The Boiler Inspection and Insurance Company of Canada. Overseas customers are serviced by HSB Engineering Insurance Limited, based in London, with additional offices in Hong Kong, China, Malaysia, Australia, Miami, Spain, Korea and South Africa.

     Additionally, the Company markets its insurance products through the distribution channels of the companies which it reinsures. See discussion of reinsurance assumed on page 11.

     Large account business is brokered through a small number of brokers as a result of the significant consolidation of the international brokerage business in the late 1990s. For 1999, approximately 26 percent of the Company's gross written premium, which included HSB Industrial Risk Insurers, was produced by J&H Marsh & McLennan and Sedgwick Group.

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

E.     REGULATION

Insurance

     The Company's domestic insurance subsidiaries' operations are subject to regulation throughout the United States. Various aspects of the insurance operations are regulated, including the type and amount of business that can be written, the price that can be charged for particular forms of coverage, policy forms, trade and claim settlement practices, reserve requirements and agency appointments. Regulations also extend to the form and content of financial statements filed with such regulatory authorities, the type and concentration of permitted investments for insurers, and the extent and nature of transactions between members of a holding company system, including dividends involving insurers. In general, such transactions must be on fair and reasonable terms, and in some cases, prior regulatory approval is required. In addition, many states require advance notification, and in the case of domiciliary insurers, require prior approval of any acquisition of control (generally presumed to exist in the case of a 10% or more ownership of voting securities) of an insurance company. Such laws, while intended to protect policyholder interests, may delay or prevent certain transactions effecting a change in control of an insurer.

     The nature and extent of regulations pertaining to the business the Company writes outside of the U.S. varies considerably. Regulations cover various financial and operational areas, including such matters as amount and type of reserves, currency, policy language, repatriation of assets and compulsory cessions of reinsurance.

     In the United States, the National  Association of Insurance  Commissioners
(NAIC) has adopted risk-based capital (RBC) requirements applicable to property and casualty insurers. The RBC formula establishes a required statutory surplus level for an insurer based on the risks inherent in its overall operations which are identified as underwriting risk, invested asset risk, credit risk and off-balance sheet risk. The law provides for regulatory responses ranging from requiring a plan of corrective action to placing the insurer under regulatory control for insurers whose surplus is below the prescribed RBC target. HSBIIC's adjusted capital significantly exceeded the authorized control level RBC for 1999.

     NAIC Insurance Regulatory Information System (IRIS) ratios are part of the solvency impairment early warning system of the NAIC. They consist of twelve categories of financial data with defined acceptable ranges for each. Companies with ratios outside of the acceptable ranges are selected for closer review by regulators. HSBIIC's IRIS ratios were within acceptable ranges for 1999 with the exception of the change in surplus ratio. This ratio exceeded the normal range for surplus increases or decreases due to $152.7 million of dividends paid by HSBIIC to HSB Group, Inc., net unrealized losses of $92.9 million primarily due to a decrease in the carrying value of its insurance subsidiaries and a decline in the value of the fixed income portfolio, and other statutory surplus adjustments of $18.0 million, offset by $80.0 million of net income.

     The Company's insurance subsidiaries' operations are subject to examination by insurance regulators at regular intervals. The most recently concluded insurance examination for HSBIIC was conducted for the years 1995 - 1998 by the Connecticut Insurance Department, the HSBIIC's domestic regulator. No material findings or adjustments were included in the final report of the examination. Similar regulatory procedures govern the Company's other U.S. and foreign insurance subsidiaries.

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

     The Company's policy with respect to the business it underwrites is to generally manage its risks to probable maximum losses (PMLs) not in excess of $50 million and maximum foreseeable losses (MFLs) not in excess of $100 million. The Company's current reinsurance program generally limits the Company's retention on any one loss to $1 million, with potentially higher per risk retentions dependent on aggregate losses experienced by the Company during the reinsurance period.


Reinsurance Assumed

     The predominant practice in the insurance industry is to combine several types of insurance coverages into one policy referred to as a package policy. The Company has reinsurance agreements with approximately 200 multi-line insurance companies to reach the small to mid-sized customers that purchase such package policies. This business primarily focuses on small and mid-sized commercial customers and it offers a significant opportunity for growth by the Company because, based on Company estimates, equipment breakdown coverage is only provided currently to less than 15 percent of the over 10 million insured companies and institutions in the United States.

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

     Although the Company assumes the role of reinsurer, it continues to have selling and underwriting responsibilities as well as involvement in inspecting and claims adjusting. In effect, the Company becomes the equipment breakdown insurance department of the reinsured company and provides equipment breakdown underwriting (that is, the examination and evaluation of the risk based on its engineering judgments), claims and engineering services as if it were part of that organization. Traditionally, as part of the underwriting process, the Company retains the right to decline or restrict coverage in the same manner as it does for its own business. The Company also writes a simplified program (referred to as ReSource) under which a reinsured company agrees to include equipment breakdown insurance on a portfolio of accounts meeting specific underwriting guidelines and occupancy parameters, which the Company agrees to reinsure for equipment breakdown losses.

     The insurance industry, in general, continues to undergo significant restructuring and consolidation. A considerable amount of merger and acquisition activity has occurred over the last several years and, with the advent of financial services reform, more contraction is possible in the future. Depending on the specific companies involved in these activities and other market factors, the level of reinsured business the Company assumes in the future under the arrangements described above could be impacted.

     The Company also assumes reinsurance, primarily on a facultative basis, for certain large risks and several insurance pools.

     The written premium generated through reinsurance assumed totaled $363.3 million in 1999, representing approximately 46.6 percent of the Company's gross written premium.

Reinsurance Ceded

     As a property carrier, the Company is subject to losses that may arise from catastrophic events. The Company participates in various facultative, quota share and excess of loss reinsurance agreements to limit its exposure, particularly to catastrophic losses and high risk lines, and to provide additional capacity to write business. The Company evaluates its exposures and reinsurance needs annually to implement a program that corresponds with the level of exposure it is willing to retain. Under the Company's current treaty reinsurance program, its maximum retention on any one risk is generally limited to $1 million, with potentially higher per risk retentions depending on aggregate losses experienced by the Company during the reinsurance program period. In addition, the Company uses facultative reinsurance on certain high exposure risks and has catastrophe reinsurance for aggregate net losses greater than $15 million.

     The Company utilizes well-capitalized domestic and international reinsurance companies and syndicates for its reinsurance program and monitors their financial condition on an ongoing basis. For reinsurers that are not accredited in their state of domicile, the Company typically requires collateral for reinsurance recoverable from such carriers. In the unlikely event that the Company's reinsurers are unable to meet their obligations, the Company would continue to have primary liability to policyholders for losses incurred. Uncollectible reinsurance recoverables have not had, and are not expected by management to have in the future, a material adverse effect on the consolidated results of operations or financial position of the Company. The Company is not party to any contracts that do not comply with the risk transfer provisions of SFAS 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts".

     For additional information on reinsurance, see Notes 10 and 11 to the Consolidated Financial Statements located in Item 8 of Part II herein.

Pools and Joint Underwriting Associations

     With the exception of HSB Industrial Risk Insurers as described on page 2 and discussed below, the Company does not participate to any significant degree in voluntary reinsurance pools of other insurance companies because the Company generally chooses to insure only those risks which it has inspected or has the right to inspect. From time to time, the Company is required to participate in certain joint underwriting associations which provide insurance for particular classes of insureds when insurance in the voluntary market is unavailable.

Participation in Industrial Risk Insurers

     Industrial  Risk  Insurers  (IRI)  is an  unincorporated,  voluntary  joint underwriting association that provides property insurance for the class of business known as "highly protected risks" for larger manufacturing, processing and industrial businesses which have invested in protection against loss through the use of sprinklers and other means. As part of the arrangement with Employers Reinsurance Corporation (ERC) effective January 1, 1998 (see "A. GENERAL DEVELOPMENT OF BUSINESS") HSBIIC wrote the insurance in 1999 and 1998 for IRI (which did business under the name HSB Industrial Risk Insurers) using its insurance licenses and provided certain other services. In addition, through various quota share reinsurance agreements with Employers Reinsurance Corporation and HSB IRI, HSBIIC transferred its manufacturing book of business to HSB IRI and retained 85 percent of the equipment breakdown insurance and 15 percent of the property insurance of the combined insurance portfolio.

     In 1998 and 1999, HSBIIC's membership interest in HSB IRI was .5 percent. In 1997 and 1996, HSBIIC's membership interest was 23.5 percent and 14 percent respectively. In 1996 and prior the shares were .5 percent. As discussed above (see "A. GENERAL DEVELOPMENT OF BUSINESS") the reinsurance agreements effective January 1, 1998 between HSBIIC, ERC and IRI were terminated with respect to loss or liabilities arising out of occurrences taking place on or after January 1, 2000. Net earned premium attributable to the agreements with ERC and HSB IRI, prior to the placement of reinsurance by the Company for its own account, was 11 percent of the Company's total consolidated revenues for 1999 and 15 percent for 1998. Ceding commissions, which are netted out of expenses, were 16 percent of consolidated revenues for 1999 and 11 percent for 1998.

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

     The normal turnaround time in paying small claims is less than six months. The vast majority of claims are settled within one year and very few remain unsettled two years after the loss occurs. This pattern is somewhat skewed in terms of claim dollars (as noted in the schedule on pages 17 - 18) as it is the larger claims that often take longer to adjust. Compared to the property/casualty industry as a whole, the Company has a very "short-tail" settlement period. The Company's claims expenses are based on estimates of the current costs of replacing productive capacity. The Company does not employ discounting techniques in establishing liabilities for claims and claim adjustment expenses.

     For those relatively few claims involving litigation, the Company uses both its in-house law department and outside counsel, depending on the issues, costs, and staffing requirements.

    The following table provides a reconciliation of the beginning and ending reserves for net claims and claim adjustment expenses for the years ended December 31, 1999, 1998 and 1997.

                       RECONCILIATION OF NET LIABILITY FOR
                      CLAIMS AND CLAIM ADJUSTMENT EXPENSES

                                                    1999        1998       1997
                                                 -------------------------------
                                                           (in millions)
Net liability for claims and
Adjustment expenses at January 1,                   $169.7     $190.8     $177.8
Plus:
   Provision for claims and adjustment
     expenses occurring in the current year          165.4      164.0      209.5

   Increase (decrease) in estimated claims and
     adjustment expenses arising in prior years        0.4       10.9        8.4
                                                 -------------------------------
Total incurred claims and adjustment expenses       $165.8     $174.9     $217.9
                                                 -------------------------------
Less:
   Payment for claims arising in:
   Current year                                       80.0       84.2       82.3
   Prior years                                        99.4      111.8      122.6
                                                 -------------------------------
Total payments                                      $179.4     $196.0     $204.9
                                                 -------------------------------
Net liability for claims and adjustment
   expenses at December 31,                         $156.1     $169.7     $190.8
                                                 ===============================


     The loss ratio improved 0.8 percentage points in 1999 from 1998. This improvement was primarily attributable to increased use of reinsurance. The 1999 results were impacted by $10 million of domestic weather-related events and the Taiwan earthquake as well as $10 million in losses related to medical equipment insurance contracts. These insurance contracts represented less than 1 percent of the Company's revenues. The loss ratio decreased 0.2 percentage points in 1998 as compared to 1997. Loss results in 1998 were impacted by severe ice storms in Canada, as well as a few significant losses in our other international businesses. Prior year loss development in 1999, 1998 and 1997 added 0.1, 2.8 and 1.7 percentage points to the respective loss ratio. The components of claims and adjustment expenses, net of reinsurance are displayed above.

     The following table shows a reconciliation of the net liability to the gross liability for claims and claim adjustment expenses based on reinsurance recoverable on unpaid losses.


               RECONCILIATION OF NET LIABILITY TO GROSS LIABILITY
                    FOR CLAIMS AND CLAIM ADJUSTMENT EXPENSES

                                                     1999       1998      1997
                                                   -----------------------------
                                                          (in millions)

Net liability for claims and
 Adjustment expenses at December 31,                $156.1     $169.7    $190.8

Reinsurance recoverable on unpaid claims
 and adjustment expenses                             626.2      388.5      85.9
                                                   -----------------------------
Gross liability for claims and
  adjustment expenses at December 31,               $782.3     $558.2    $276.7
                                                   =============================

                RECONCILIATION OF GROSS LIABILITY FOR CLAIMS AND
                            CLAIM ADJUSTMENT EXPENSES

                                                     1999       1998      1997
                                                  ------------------------------
                                                          (in millions)
Gross liability for claims and claim adjustment
   expenses at January 1,                           $558.2     $276.7    $302.9

Plus:
   Provision for claims and claim adjustment
     expenses occurring in the current year          653.0      572.7     263.3

   Increase (decrease) in estimated claims and
     claim adjustment expenses arising in prior
     years                                            31.7       46.9      (0.2)
                                                  ------------------------------

   Total incurred claims and claim adjustment
     expenses                                       $684.7     $619.6    $263.1
                                                  ------------------------------
Less:
   Payment for claims arising in:
   Current year                                      164.9      141.0      90.6
   Prior years                                       295.7      197.1     198.7
                                                  ------------------------------
Total payments                                      $460.6     $338.1    $289.3
                                                  ------------------------------
Gross liability for claims and claim adjustment
   expenses at December 31,                         $782.3     $558.2    $276.7
                                                  ==============================

     The claim and claim expense reserve runoff table on the following pages shows the amounts of the net liability for 1989 through 1999 and the amounts of the gross liability for 1993 through 1999. The ten-year development table for gross liabilities is being constructed progressively, with 1993 as the base year. Within the tables for net and gross liabilities, each column shows the reserve established at each calendar year-end as well as cumulative totals for claims payments and re-estimated liabilities for both that accident year and all previous years that combined make up that year-end reserve. The redundancy (deficiency) shown on a gross and net basis is a cumulative number for that year and all previous years.

             RECONCILIATION OF BEGINNING AND ENDING CLAIMS RESERVES
                   AND EXHIBIT OF REDUNDANCIES (DEFICIENCIES)
                                  (in millions)

                         Net Reserves

YEAR ENDED              1989      1990     1991      1992      1993       1994      1995      1996       1997       1998       1999
----------              ----      ----     ----      ----      ----        ---      ----      ----       ----       ----       ----
Net Liability for
 Unpaid Claims and
 Claim Adjustment
 Expenses               $139.6   $115.7   $111.4    $132.8    $171.3     $161.3    $145.5    $177.8     $190.8     $169.7     $156.1

Cumulative Amount
 Paid as of:
End of Year                -        -        -         -         -          -         -         -          -          -          -
One Year Later            85.6     86.7     91.2      99.7     108.8     111.7      80.6     122.6      111.8       99.4         -
Two Years Later          104.2    109.7    115.5     134.0     152.1     126.9      99.8     146.3      144.8        -           -
Three Years Later        110.3    120.6    127.0     154.4     153.4     134.5     112.1     160.4        -          -           -
Four Years Later         112.5    127.6    137.7     151.1     157.8     144.1     119.2       -          -          -           -
Five Years Later         118.9    132.7    135.7     151.6     166.1     149.6       -         -          -          -           -
Six Years Later          123.0    131.4    135.7     160.0     166.5        -        -         -          -          -           -
Seven Years Later        121.4    130.9    136.7     160.4       -          -        -         -          -          -           -
Eight Years Later        120.8    131.6    136.9       -         -          -        -         -          -          -           -
Nine Years Later         121.5    131.8      -         -         -          -        -         -          -          -           -
Ten Years Later          121.7      -        -         -         -          -        -         -          -          -           -

Net Liability
 Reestimated as of:
End of Year              139.6    115.7    111.4     132.8     171.3      161.3     145.5     177.8      190.8      169.7      156.1
One Year Later           129.4    135.4    137.5     159.7     172.7      163.9     135.7     186.2      201.7      170.1        -
Two Years Later          127.4    138.0    139.7     166.6     173.9      157.3     128.8     187.5      188.8        -          -
Three Years Later        127.8    136.9    141.1     165.2     170.6      154.2     131.2     179.6        -          -          -
Four Years Later         125.0    137.9    142.0     163.0     169.2      155.3     128.0       -          -          -          -
Five Years Later         125.8    135.7    141.4     161.5     168.0      155.6       -         -          -          -          -
Six Years Later          125.5    136.0    141.3     163.4     168.5        -         -         -          -          -          -
Seven Years Later        125.8    135.8    139.6     163.8       -          -         -         -          -          -          -
Eight Years Later        125.5    134.5    140.2       -         -          -         -         -          -          -          -
Nine Years Later         124.2    134.8      -         -         -          -         -         -          -          -          -
Ten Years Later          124.5      -        -         -         -          -         -         -          -          -          -

Cumulative Redundancy
(Deficiency)              15.1    (19.1)   (28.8)    (31.0)      2.8        5.7      17.5      (1.8)       2.0       (0.4)       -


     The net deficiencies in 1990, 1991 and 1992 were attributable to the settlement of certain large losses for which the Company initially determined it would not have liability, the settlement of some outstanding claims for more than was originally anticipated, unusually late notice of loss provided by the insured for several large losses, and reserves established for losses on which the coverage was being contested. The 1995 net redundancy was attributable to favorable claim development in the Company's foreign operations.

                                 Gross Reserves

YEAR ENDED                            1993       1994       1995        1996       1997      1998     1999
----------                            ----       ----       ----        ----       ----      ----     ----
Gross Liability for
 Unpaid Claims and Claim
 Adjustment Expenses                 $214.4     $199.4     $190.9      $302.9     $276.7    $558.2    782.3

Cumulative Amount Paid as of:
End of Year                             -          -          -           -          -         -
One Year Later                        144.2      135.2      108.9       198.8      197.1     295.7
Two Years Later                       189.9      164.1      158.0       284.2      242.3       -
Three Years Later                     200.2      201.1      212.4       301.2        -         -
Four Years Later                      229.8      251.7      218.5         -          -         -
Five Years Later                      277.0      256.2        -           -          -         -
Six Years Later                       277.6

Gross Liability Reestimated as of:
End of year                           214.4      199.4      190.9       302.9      276.7     558.2     782.3
One Year Later                        224.3      212.0      205.5       302.7      323.5     589.9
Two Years Later                       227.0      228.3      194.6       339.8      309.4       -
Three Years Later                     243.4      226.8      234.6       329.9        -         -
Four Years Later                      245.0      264.8      228.8         -          -         -
Five Years Later                      281.4      263.1        -           -          -         -
Six Years Later                       281.8

Cumulative Redundancy
(Deficiency)                          (67.4)     (63.6)    (37.8)       (26.9)     (32.6)    (31.7)

     The adverse development primarily resulted from the decision rendered under an arbitration proceeding for a claim occurring in 1992, adverse claims experience in international operations primarily occurring in accident years 1997 and 1998, and the settlement of some large outstanding claims for more than originally anticipated.

     The growth in the gross liability for unpaid claims and claims adjustment expenses from 1995 forward reflects the Company's changing participation in IRI which was .5 percent through December 1, 1995, 14 percent effective December 1, 1995, 23.5 percent effective December 1, 1996 as well as the HSB IRI arrangement effective January 1, 1998. See page 2 for details.

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

                                         (in millions)
                               1999     1998     1997     1996     1995
                            -----------------------------------------------
Net Investment Income        $ 64.1    $ 64.2    $ 36.8    $ 32.3   $ 28.9
Realized Investment Gains      40.6      25.4      14.1      12.1      2.8
                            -----------------------------------------------
 Income from
  Investment Operations      $104.7    $ 89.6    $ 50.9    $ 44.4   $ 31.7


Net Unrealized Gains         $  4.7    $113.1    $ 95.3    $ 81.4   $ 65.4

Statutory Surplus (HSBIIC)   $428.8    $612.6    $550.8    $292.4   $280.6

     The Company's strategy continues to be to maximize total return on the investment portfolio through investment income and capital appreciation. Investment strategies for any given year are developed based on many factors including operational results, tax implications, regulatory requirements, interest rates, dividends to stockholders and market conditions. The fluctuations in income from investment operations from 1995 through 1997 were largely driven by the amount of realized gains generated in each of such years. In 1995 the Company curtailed its realized gains in order to take advantage of a strongly performing market and to build statutory surplus. In 1996 the Company continued to build statutory surplus, however, high valuations towards the end of the year caused the Company to realize gains. Realized investment gains increased in 1997 over 1996 as the Company managed its portfolio to respond to changing market conditions and tax planning opportunities, and as a result of calls of fixed income and convertible securities. Realized investment gains in 1998 were significantly impacted by call premiums on fixed income instruments and sales of certain convertible securities and common stocks in response to market conditions. Realized investment gains increased $15.2 million in 1999 as a result of repositioning the investment portfolio due to market fluctuations and to keep the absolute amount of common equities from exceeding a certain targeted percentage of the Company's GAAP capital. During 1999 bond yields continued to move up, the impact of which has caused a reduction in the
Company's unrealized gains with respect to fixed income securities by approximately $64.5 million.

     Net investment income increased 11.8 percent in 1996 due to an increased level of investable assets and to a lesser extent by dividend increases on the Company's common stock investments. Net investment income for 1997 increased
13.9 percent compared to 1996. The increase is attributable to calls of high yielding preferred stocks early in the year the proceeds of which were invested in fully taxable securities, and more investable funds as the Company invested the proceeds from its capital securities issued in the second half of 1997. In 1998 net investment income increased significantly due to the investment of the capital securities proceeds and from the January 1998 sales of the Company's interests in IRI and Radian International LLC. Net investment income for 1999 remained flat compared to 1998.

     The significant increase in statutory surplus of HSBIIC for 1997 resulted from a contribution to capital of $250 million of the $300 million in proceeds received by the Company from the sale of its convertible capital securities to Employers Reinsurance Corporation on December 31, 1997. The increase in surplus for 1998 resulted from the January 1998 sales of HSBIIC's interests in IRI and Radian International LLC. The decrease in surplus for 1999 primarily resulted from $152.7 million of dividends paid by HSBIIC to HSB Group, Inc., net unrealized losses of $92.9 million primarily due to a decrease in the carrying value of its insurance subsidiaries and a decline in the value of the fixed income portfolio, and other statutory surplus adjustments of $18.0 million, offset by $80.0 million of net income.

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

      The Company's investment portfolio consists of high-grade domestic and foreign investments. Excluding short-term investments, HSB's investments are primarily comprised of publicly traded, highly liquid securities. At December 31, 1999, the Company had approximately 52.9 percent of its invested assets in fixed maturities as compared to 53.6 percent at year-end 1998. In the period 1991-1996 the Company gradually reduced its investments in common stocks as part of its overall capital management strategy. At year-end 1999, the carrying value of the equity securities portfolio represented 41.3 percent of invested assets compared to 40.6 percent at year-end 1998.

     The Company does not engage in cash-flow underwriting; it seeks to have underwriting profit each year. None of the Company's claim reserves are discounted as most claims settle, on average, within one year. Therefore, the Company does not use duration measurements in managing its interest rate exposure. Instead, the Company manages its portfolio on a segmented basis.
Approximately $300 million (cost basis) of the Company's invested assets (comprised of perpetual and redeemable preferred stocks and corporate bonds) are utilized to provide interest coverage and potential principal repayment over the life of the convertible capital securities issued on December 31, 1997. The remainder of the Company's invested assets, exclusive of cash and cash equivalents, short-term securities and common stocks are invested to provide income for the future. There are three portfolio areas with quite different maturity/call characteristics. The portfolio of traditional bonds of approximately $245 million has an average life of 22 years, with over 50 percent of that portfolio callable in less than ten years. The sinking fund preferred portfolio of $43 million, based on expected calls, has an estimated life of three years. The $52 million adjustable rate preferred stock portfolio, based on expected calls, has an estimated life of five years.

     The Company believes the expected cash flows from the Company's operations, maturities and calls are adequate to enable the Company to respond to the previously discussed parameters that impact its investment strategy. See "Investment Operations" in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations located in Item 7 and
Note 7 to Consolidated Financial Statements in Item 8 of Part II herein for additional information.

     The following table summarizes the investment results of the Company's investment portfolio:





                                               Annualized Rate              Investment
                             Net Invest-       of Return (2)            Gains (Losses) (3)
        Cash and             ment Income     ------------------------------------------------
        Invested               Less          Before     After
        Assets, Less         Interest        Income     Income                     Change in
        Borrowed Money       Expense (1)     Taxes      Taxes         Realized     Unrealized
---------------------------------------------------------------------------------------------
                 (in millions)                                            (in millions)

1999    $   931.5            $61.8           6.4%         5.0%          $40.6      $(108.4)
1998      1,048.7             63.4           6.6**        5.1**          25.4         17.8
1997        629.2*            35.5           6.1          5.1            14.1         13.9

* Does not include $300 million in proceeds from the sale of convertible capital securities on December 31, 1997.

** For the calculation of Annualized Rate of Return "Cash and Invested Assets Less Borrowed Money" includes the $300 million in proceeds in the beginning of the year.

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

H.     EMPLOYEES

     At year-end 1999, the Company, including its wholly-owned subsidiaries, had 2,471 full and part-time employees. Management believes that its relations with its employees are satisfactory.

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

     See Notes 8 and 9 to Consolidated Financial Statements located in Item 8 of
Part II herein for additional information.

Item 3.  Legal Proceedings.

     The Company is involved in various legal proceedings as defendant or co-defendant that have arisen in the normal course of its business. In the judgment of management, after consultation with counsel, it is improbable that any liabilities which may arise from such litigation will have a material adverse impact on the results of operations or the financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 4(a).  Executive Officers of the Registrant.

     All executive officers are elected by the Board of Directors to hold office until the next Annual Meeting of Shareholders. An officer may be removed at any time by the Board of Directors. Gordon W. Kreh retired from his position as President and Chief Executive Officer effective December 31, 1999.

Richard H. Booth, 52, Chairman since 3/00; President, Chief Executive Officer and Director since 1/00; Director since 7/96; Executive Vice President of Phoenix Home Life Mutual Insurance Company 10/94 - 12/99; director of Phoenix Home Life Mutual Insurance Company 6/98 - 12/99.

Saul L. Basch, 53, Senior Vice President, Treasurer and Chief Financial Officer since 10/95; Partner, Coopers & Lybrand L.L.P. 9/73 - 10/95, most recently as Partner-in-Charge of Coopers & Lybrand's New York Insurance Industry Practice.

Michael L. Downs, 50, Senior Vice President since 2/94; Managing Director - Engineering Insurance Co., Ltd. 1/91 - 2/94; Second Vice President 7/87 - 1/91; Assistant Vice President 2/85 - 7/87; Assistant Secretary 4/80 - 2/85.

John J. Kelley, 54, Senior Vice President since 2/94; Corporate Secretary and Special Assistant to the President 5/87 - 2/94; Assistant Vice President and Special Assistant to the President 9/83 - 5/87; Assistant Vice President 9/79 - 9/83; Assistant Secretary 4/77 - 9/79.

William A. Kerr, 62, Senior Vice President - Engineering since 9/95; Vice President and General Manager, Pratt & Whitney Turbo Power and Marine Division, United Technologies Corporation 8/95 - 9/95; Vice President of Aftermarket Operations, Pratt & Whitney 4/92 - 8/95.

Normand Mercier, 54, Senior Vice President - Commercial Risks - Operations since 9/98; Senior Vice President, HSBIIC since 4/98; President, The Boiler Inspection and Insurance Company 1/90-4/98.

R. Kevin Price, 53, Senior Vice President and Corporate Secretary since 2/94; Second Vice President 4/89 - 2/94; Assistant Vice President 1/84 - 4/89.

William Stockdale, 54, Senior Vice President since 9/95; Managing Director and Chief Executive Officer of HSB Engineering Insurance Ltd., London, since 9/94.

Robert C. Walker, 56, Senior Vice President-Claims and General Counsel since 1/95; Senior Vice President - Claims 3/94 - 1/95.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.

     The Company's common stock is traded on the New York Stock Exchange under the symbol HSB. As of February 15, 2000, the Company had 4,826 holders of record.

     Dividends paid by The Hartford Steam Boiler Inspection and Insurance Company, HSB Group's principal subsidiary, are limited by state insurance regulations. Approval from the Connecticut Insurance Commissioner is required for dividend distributions within a twelve-month period which would exceed the greater of (i) 10 percent of an insurer's statutory surplus or (ii) net income calculated as of the December 31st last preceding. Regulatory approval was not required for the payment of 1999 dividends. Approximately $80 million of HSBIIC's statutory surplus is available for distribution to HSB Group, Inc. in 2000 without prior regulatory approval.

     Quarterly dividends declared for the 1999 and 1998 fiscal years were as follows:

                 First     Second     Third       Fourth         Year
                ------    ------     -----        ------         ----
1999            $.42       $.42       $.44        $.44           $1.72
1998            $.40       $.40       $.42        $.42           $1.64

     Quarterly market prices for the Company's common stock were as follows for the two most recent years:

                First      Second     Third       Fourth         Year
                ------     ------     -----       ------         ----
1999 High       $41.31     $41.88     $41.94      $38.38         $41.94
1999 Low        $35.50     $35.50     $34.19      $31.88         $31.88

1998 High       $44.92     $53.50     $57.63      $42.00         $57.63
1998 Low        $36.45     $43.17     $40.38      $36.00         $36.00

Item 6.  Selected Financial Data.
(in millions, except per share amounts)

                                                     1999          1998           1997           1996         1995
--------------------------------------------------------------------------------------------------------------------------------

Summary of Consolidated Statements
 of Operations
   Revenues:
      Gross earned premiums                       $  823.8      $  770.5      $   609.3        $  556.5      $455.0
      Ceded premiums                                 441.9         374.4          118.1           107.9        65.9
                                                  ------------------------------------------------------------------------------
      Insurance premiums                             381.9         396.1          491.2           448.6       389.1
      Engineering services                           119.6          93.5           61.3            55.8        49.9
      Income from investment operations              104.7          89.6           50.9            44.4        31.7
                                                  ------------------------------------------------------------------------------
         Total revenues (1)                       $  606.2      $  579.2      $   603.4        $  548.8      $470.7
                                                  ------------------------------------------------------------------------------
   Income from continuing operations              $   72.8      $  104.1      $    66.3        $   54.6      $ 52.7
   Income from continuing operations
     per common share - basic                     $    2.51     $    3.55     $     2.21       $    1.81     $  1.72
   Income from continuing operations
     per common share - assuming dilution              2.50          3.35           2.20            1.81        1.72
   Dividends declared per common share                 1.72          1.64           1.56            1.52        1.49
--------------------------------------------------------------------------------------------------------------------------------
Summary of Consolidated Statements
 of Financial Position
   Total assets                                   $2,263.2      $2,138.6      $ 1,537.2        $1,112.3      $951.9
   Long-term borrowings and
      capital lease obligations                       52.9          53.0           53.0            53.0        53.4
   Convertible redeemable preferred stock             --            --             --              20.0        --
   Company obligated mandatorily
      Redeemable capital securities                  409.0         408.9          408.9            --          --
   Shareholders' equity:
      Common                                         376.5         419.3          345.3           345.6       341.1
      Per common share                                12.95         14.53          11.75           11.50       11.21
      Return on average equity                        18.3%         35.2%(2)       19.1%           15.6%       19.5%
   Stock price per share:
      High                                        $   41.94     $   57.63     $    37.67       $   34.83     $ 33.50
      Low                                             31.88         36.00          29.58           28.58       26.50
      Close                                           33.81         41.06          36.80           30.92       33.33
   Common shares outstanding
    at end of year (3)                                29.1          28.9           29.4            30.0        30.5
---------------------------------------------------------------------------------------------------------------------------------
Insurance
   Underwriting gain                              $   21.3      $   41.2      $    39.8        $   21.8      $ 34.2
      Loss ratio                                      43.4%         44.2%          44.4%           45.6%       39.8%
      Expense ratio                                   51.0%         45.4%          47.3%           49.1%       50.9%
                                                  -------------------------------------------------------------------------------
      Combined ratio                                  94.4%         89.6%          91.7%           94.7%       90.7%
---------------------------------------------------------------------------------------------------------------------------------
Engineering Services
   Operating gain                                 $    3.0      $    7.3      $     4.3        $    7.3      $  6.7
   Engineering services margin                         2.5%          7.8%           7.1%           13.2%       13.3%
Investments
   Net investment income                          $   64.1      $   64.2      $    36.8        $   32.3      $ 28.9
   Realized investment gains                          40.6          25.4           14.1            12.1         2.8
                                                  -------------------------------------------------------------------------------
      Income from investment operations           $  104.7      $   89.6      $    50.9        $   44.4      $ 31.7
---------------------------------------------------------------------------------------------------------------------------------

(1) Excludes  revenues from investments  accounted for under the equity method.
(2) Includes gain on sale of IRI and Radian LLC.
(3) Reflects the repurchase of approximately 0.1, 1.2, 1.5, 0.4 and 0.2 million shares in 1999, 1998, 1997, 1996 and 1995, respectively.

Item 7. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

(dollar amounts in millions, except per share amounts)

Summary of Results of Operations


Consolidated Overview

For the years ended December 31,             1999       1998       1997
------------------------------------------------------------------------
Revenues:

Gross earned premiums                     $ 823.8    $ 770.5    $ 609.3
Ceded premiums                              441.9      374.4      118.1
                                         -------------------------------
Insurance premiums                          381.9      396.1      491.2

Engineering services                        119.6       93.5       61.3

Net investment income                        64.1       64.2       36.8

Realized investment gains                    40.6       25.4       14.1
                                         -------------------------------

Total revenues                            $ 606.2    $ 579.2    $ 603.4

Income from continuing
   operations (excluding the
   gain on sale of IRI)                   $  72.8    $  80.3    $  66.3

Gain on sale of IRI (after-tax)                --       23.8         --
                                         -------------------------------

Income from continuing
   operations                                72.8      104.1       66.3

Discontinued operations                        --       30.3         --
                                         -------------------------------

Net income                                $  72.8    $ 134.4    $  66.3
                                         -------------------------------

Earnings per share:
Income from continuing
   operations (excluding
   the gain on sale of IRI)
      Assuming dilution                   $   2.50   $   2.67   $   2.20

Income from continuing
   operations:
      Basic                               $   2.51   $   3.55   $   2.21
      Assuming dilution                       2.50       3.35       2.20

Net income:
      Basic                               $   2.51   $   4.59   $   2.21
      Assuming dilution                       2.50       4.21       2.20
------------------------------------------------------------------------


The table above presents consolidated results of HSB Group, Inc. (HSB or the Company).


Overview of Results of Operations

Income from continuing operations for 1999, excluding the 1998 gain on sale of Industrial Risk Insurers (IRI) discussed below, decreased $7.5 million or 9.3 percent from 1998. The decline in after-tax earnings was primarily due to reduced underwriting profits as well as a decline in the engineering services operating gain. The impact of these items was partially offset by higher income from investment operations, virtually all of which resulted from increased net realized gains in 1999. Excluding the gain on sale of IRI, income from continuing operations per common share on a diluted basis decreased 6.4 percent in 1999 as compared to 1998.

In comparison to 1998, the major contributors to the reduction in pre-tax earnings (exclusive of realized gains) were: increased information systems costs (including Year 2000 remediation costs) of $8 million; reduced profits from HSB Industrial Risk Insurers of $7 million; change in management and other expenses related to consolidation and relocation of certain businesses of $5 million; and $3 million of reduced margins in certain engineering businesses.

Net income for 1998 included after-tax gains on the sale of HSB's interest in IRI of $23.8 million and Radian International LLC (Radian LLC) of $30.3 million. The Radian LLC gain is net of after-tax operating losses of $6.6 million that were deferred in 1997 when the decision was made to exercise HSB's option to put the Company's interest to The Dow Chemical Company (Dow). As a result, HSB's interest in Radian LLC was classified as a discontinued operation in 1997. The Company's after-tax earnings, excluding the after-tax gains on sales of IRI and Radian LLC, increased 21.1 percent in 1998 compared with 1997 due to increased underwriting profits, improved engineering results and higher net realized gains. Income from continuing operations, excluding the gain on sale of IRI, per common share on a diluted basis increased 21.4 percent in 1998 from 1997.

Total revenues grew 4.7 percent in 1999 as compared to a decline of 4.0 percent in 1998. The increase in 1999 was attributable to growth in engineering services as well as strong realized investment gains offset by a reduction in net earned premiums. Gross earned premiums grew 6.9 percent in 1999 and 26.5 percent in 1998. In 1999, much of this increase was attributable to the continued growth in our commercial book of business as well as a full year's earnings related to the 1998 acquisition of the Kemper book noted in the Other Developments section of this Management's Discussion and Analysis (MD&A).

Ceded premiums increased 18.0 and 217.0 percent in 1999 and 1998, respectively, resulting from the HSB Industrial Risk Insurers arrangement and related reinsurance with Employers Reinsurance Corporation (ERC), as well as the increasing effect of the Company's reinsurance programs which utilized significantly more quota share reinsurance on certain of our books of business. The Company anticipates that quota share reinsurance will not have as significant a role as 2000 progresses.

The combined ratio for the Company increased to 94.4 percent in 1999 from 89.6 percent in 1998. In 1997, the combined ratio was 91.7 percent. The 1999 ratio was adversely impacted by the increase in the expense ratio from 45.4 percent in 1998 to 51.0 percent in 1999.

Engineering services revenue increased 27.9 percent in 1999 and 52.5 percent in 1998. The growth in both 1999 and 1998 was led by additional revenues from our recent acquisitions. Operating margins decreased to 2.5 percent from 7.8 percent in 1998. The investment of operating funds to develop new products and establish start-up operations, and the consolidation of certain businesses coupled with reduced volume and profits in certain of our traditional engineering businesses caused margins to contract from 1998.

Income from investment operations increased 16.9 percent in 1999 primarily as a result of increased realized investment gains from repositioning the investment portfolio due to market fluctuations and to keep the absolute amount of common equities from exceeding a certain targeted percentage of the Company's Generally Accepted Accounting Principles (GAAP) capital. Net investment income grew 74.5 percent in 1998 from the investment of proceeds from the sales of IRI and Radian LLC and the issuance of capital securities in the second half of 1997.

The effective tax rate on income from continuing operations before distributions on capital securities for 1999 was 28.2 percent compared to 29.6 percent and
26.8 percent for 1998 and 1997, respectively. Tax rate fluctuations occur as the levels of underwriting and engineering services results and realized gains change the mix of pre-tax income between fully taxable earnings and tax preferred earnings. Various tax credits (primarily foreign tax credits) also impact the effective rate. The Company continues to manage its use of tax advantageous investments in an attempt to maximize after-tax earnings.

HSB Industrial Risk Insurers

The reinsurance agreements effective January 1, 1998 between The Hartford Steam Boiler Inspection and Insurance Company (HSBIIC), ERC and IRI, as discussed below, were terminated with respect to loss or liabilities arising out of occurrences taking place on or after January 1, 2000. As a result, HSBIIC will no longer retain 85 percent of the equipment breakdown insurance and 15 percent of the property insurance of the combined insurance portfolio for risks arising on or after January 1, 2000. The joint underwriting association that was known as HSB Industrial Risk Insurers will, from January 1, 2000, be known as Industrial Risk Insurers (IRI).

Concurrent with the termination of the reinsurance agreements, HSBIIC, ERC and IRI replaced the operating agreement dated January 1, 1998. The new agreement, effective January 1, 2000, calls for HSBIIC to retain 0.5 percent membership share in IRI with the ability to increase its total share up to a maximum of 10 percent, at no cost, at HSBIIC's option. In addition, the agreement also establishes an arrangement for HSB to perform equipment breakdown engineering and inspection services for clients of IRI and provides for a fixed fronting fee in the event that IRI continues to use HSBIIC's licenses. HSBIIC received payments of $27 million in December 1999 related to the partial settlement of unearned reinsurance premiums and ceding commissions due to HSBIIC under the prior agreement. Final settlement is expected to occur in the second half of 2000.

On January 6, 1998, HSBIIC sold its interest in IRI to ERC in accordance with a previously announced purchase and sale agreement between ERC and IRI's twenty-three member insurers. HSBIIC received gross proceeds of $49.1 million, prior to transaction costs, for its 23.5 percent share in IRI. The gain on the sale of IRI was $36.6 million pre-tax and $23.8 million after-tax. Because the sale was structured in part as a reinsurance transaction, a portion of HSBIIC's gross proceeds was utilized to reinsure in-force policies with ERC.

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

Contemporaneous with the close of the 1998 sale, IRI was reconstituted with ERC (with a 99.5 percent share) and HSBIIC (with a 0.5 percent share) as the sole members. The new association was renamed HSB Industrial Risk Insurers. In 1999 and 1998, HSBIIC wrote the business for HSB Industrial Risk Insurers using its insurance licenses and provided certain other services. In addition, through various quota share reinsurance agreements with ERC and HSB Industrial Risk Insurers, HSBIIC transferred its manufacturing book of business to HSB
Industrial Risk Insurers in 1998 and retained 85 percent of the equipment breakdown insurance and 15 percent of the property insurance of the combined insurance portfolio. This agreement was the largest contributing factor in the growth of both gross earned premium and ceded premium. As a result, in both 1999 and 1998 transactions arising from this agreement comprise a significant portion of the reinsurance asset, unearned insurance premiums and ceded reinsurance payables reflected in the Consolidated Statements of Financial Position.

In contemplation of HSB's expanded role in HSB Industrial Risk Insurers, on December 31, 1997 a business trust formed by HSB sold $300 million of 20 year, 7 percent Convertible Capital Securities in a private placement to ERC (see note
13). The Convertible Capital Securities are convertible into shares of HSB common stock, at any time, subject to regulatory approval, at a conversion price of $56.67 per share. $250 million of the proceeds were contributed to HSBIIC and $50 million were retained by HSB.


Discontinued Operations

On January 2, 1998, HSBIIC exercised its option to put its 40 percent share in Radian LLC to Dow, for approximately $129 million, net of expenses. Radian LLC was formed in January 1996 as a joint venture with Dow to provide environmental, engineering, information technology, remediation and strategic chemical management services to industries and governments worldwide. In connection with the formation of the new company, HSBIIC contributed substantially all of the assets and liabilities of its wholly owned subsidiary, Radian Corporation to Radian LLC. The results of Radian LLC were classified as discontinued operations following ratification in July 1997 by HSB's Board of Directors of management's decision to exercise its put. The after-tax gain of $30.3 million recognized in 1998 is net of deferred losses previously noted. Prior to July 1997, HSBIIC's share of the joint venture's results was recorded as equity in Radian.


Recent Accounting Developments

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued three Statements of Position (SOPs) that became effective for fiscal years beginning after December 15, 1998: SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and SOP 98-5, "Reporting on the Costs of Start-Up Activities." Because the Company's accounting policies were already in compliance with these SOPs, the implementation of these statements had no impact upon the results of operations, financial condition or cash flows.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" subsequently amended by SFAS No. 137. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that such instruments be measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. This statement is effective for the Company for the first quarter of 2001. Based on the Company's current investment policies and practices, the Company anticipates that the adoption of the provisions of SFAS No. 133 will not have a significant effect on results of operations, financial condition or cash flows.

In October 1998, AcSEC issued SOP 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." The SOP identifies several methods of deposit accounting and provides guidance on the application of each method. This SOP became effective for financial statements for fiscal years beginning after June 15, 1999. Currently the Company is not party to any contracts that do not comply with the risk transfer provisions of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," and, therefore, does not anticipate the adoption of SOP 98-7 will have a material impact on results of operations, financial condition or cash flows.

Other Developments

In July 1999, HSBIIC acquired Structural Integrity Associates, Inc. (Structural) based in San Jose, California. Structural is an engineering consulting and inspection services firm specializing in the analysis, control and prevention of structural and equipment failures. It offers a full array of services, from inspection and condition assessment, to monitoring and remaining life analysis, repair, remediation and total risk management of critical equipment and structures.

HSBIIC completed an acquisition of the monoline boiler and machinery business of Kemper Insurance Companies (Kemper) and Kemper's ASME inspection services business that certifies boiler and pressure vessel compliance with the codes and standards of the American Society of Mechanical Engineers, effective July 1, 1998. The two companies also completed an agreement for HSBIIC to reinsure boiler and machinery coverage written as part of Kemper's commercial package policies.

On April 21, 1998, the Board of Directors approved a three-for-two stock split for shares of record on May 1, 1998. The additional shares were distributed on May 22, 1998. In accordance with SFAS No. 128, "Earnings per Share," all earnings per share presentations have been adjusted to reflect the impact of the stock split, including retroactive restatement of prior periods.

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


Insurance Operations

For the years ended December 31,        1999         1998        1997
------------------------------------------------------------------------
Gross earned premiums               $  823.8      $ 770.5      $609.3
Ceded premiums                         441.9        374.4       118.1
                                    ------------------------------------
Insurance premiums                  $  381.9      $ 396.1      $491.2

Claims and adjustment
   expenses                            165.8        174.9       217.9
Underwriting, acquisition
   and other expenses                  194.8        180.0       233.5
                                    ------------------------------------
Underwriting gain                   $   21.3      $  41.2      $ 39.8

Loss ratio                              43.4%        44.2%       44.4%
Expense ratio                           51.0%        45.4%       47.3%
Combined ratio                          94.4%        89.6%       91.7%
------------------------------------------------------------------------

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

Gross earned premiums in 1999 increased 6.9 percent over 1998. Much of this growth was attributable to the integration of certain commercial books of business acquired in mid-1998; growth in our client company business and a full year of writing HSB Industrial Risk Insurers policies utilizing the Company's licenses. In 1998, a portion of HSB Industrial Risk Insurers policies in-force were written/renewed utilizing the licenses of other insurers. The increases in gross premiums were offset by premium declines in certain operations within Global Special Risks. In some areas of the Company's direct businesses, the market continued to experience price erosion in 1999 as the number of insurers offering capacity expanded. HSB will not write business at rates that do not provide sufficient opportunity to earn a profit. As a result, the Company anticipates that premiums in the Global Special Risks areas may continue to experience revenue declines. In addition, the new January 1, 2000 agreement with IRI, previously discussed, will also result in a decrease in gross earned premiums. In 1998, gross earned premiums increased 26.5 percent primarily as a result of HSB Industrial Risk Insurers ($155.4 million) as well as the addition of the Kemper portfolio to our commercial business.

Domestically, exclusive of HSB Industrial Risk Insurers, gross earned premiums increased $34.8 million or 9.3 percent in 1999 due to the integration of the Kemper portfolio and growth in our client company business. Gross earned premiums representing coverage outside the U.S., exclusive of HSB Industrial Risk Insurers, decreased 12.5 percent to $116.8 from $133.5 million in 1998 due to price erosion and maintenance of strict underwriting standards.

In 1998, domestic gross earned premiums, excluding the impact of HSB Industrial Risk Insurers, remained flat as a result of the combination of growth in written premiums from our client companies offset by reductions in our domestic special risk premiums. Gross earned premiums representing coverage outside the U.S., exclusive of HSB Industrial Risk Insurers, increased 5.4 percent to $133.5 million.

The insurance industry, in general, continues to undergo significant restructuring and consolidation. Considerable merger and acquisition activity has occurred over the last several years and, with the advent of financial services reform, more contraction is possible in the future. Depending on the specific companies involved in these activities and other market factors, the level of reinsured business the Company assumes in the future could be impacted. HSB is positioned to benefit from these changes over the long term due to its strong market position and reinsurance relationships with approximately 200 multi-line carriers; while over the shorter term, there is both opportunity and challenge.

The increase in ceded premiums of 18.0 and 217.0 percent in 1999 and 1998, respectively, was primarily due to the HSB Industrial Risk Insurers arrangement and related reinsurance with ERC, as well as the increasing effect of the Company's reinsurance programs which over the past three years have utilized significantly more quota share reinsurance on certain of our books of business. Due to changing reinsurance market conditions and the impact of the new IRI agreement effective January 1, 2000, the Company is in the process of evaluating and redesigning its current reinsurance programs that will place less reliance on quota share reinsurance. The Company anticipates this will lead to a reduced level of ceded premiums.

Due to the new agreement with IRI, coupled with a decline in our Global Special Risks segment, gross earned premiums are expected to decline in 2000. However, anticipated changes in the utilization of reinsurance may cause ceded premiums to decline at a higher rate than gross earned premiums for 2000.

The Company participates in various facultative, quota share and excess of loss reinsurance agreements to limit its exposure, particularly to catastrophic losses and high-risk lines and to provide additional capacity to write business. The Company evaluates its exposures and reinsurance needs annually to implement a program that corresponds with the level of exposure it is willing to retain. Because the Company has primary responsibility to its insureds, a careful evaluation of the financial strength of those reinsurers it cedes business to is performed. HSB's reinsurance costs continue to be impacted by its prior loss experience and business growth, as well as the design of its program.

For the years ended December 31,       1999         1998         1997
------------------------------------------------------------------------
Provision for claims and
   adjustment expenses
   occurring in the
   current year                    $  165.4     $  164.0     $  209.5
Increase in estimated
   claims and adjustment
   expenses arising in
   prior years                          0.4         10.9          8.4
                                   -------------------------------------
Total incurred claims and
   adjustment expenses*            $  165.8     $  174.9     $  217.9
Loss ratio                             43.4%        44.2%        44.4%
------------------------------------------------------------------------
* Includes approximately $2.0, $5.0 and $3.3 million of subrogation recoveries, respectively.

Claims and adjustment expense reserves comprise one of the largest liabilities on the Company's Consolidated Statements of Financial Position. Reserves are established to record the Company's estimates of total losses and loss adjustment expenses that will ultimately be paid under direct and assumed insurance contracts. Loss reserves include claims and adjustment expenses on claims that have been reported but not yet settled and those that have been incurred but not yet reported to the Company. The length of time that reserves are carried on the Consolidated Statements of Financial Position is a function of the pay-out patterns associated with the types of coverage involved. The majority of claims the Company incurs are short-tailed in nature, relative to the property-casualty industry as a whole, meaning they generally settle shortly after claims are reported. The Company's loss reserve estimates reflect such variables as past loss experience and inflation. In addition, due to the nature of much of the Company's types of coverage, complex engineering judgments are involved. Previously established loss reserves are regularly adjusted as loss experience develops and new information becomes available. Adjustments to previously established reserves are reflected in the financial statements in the period in which the estimates are changed. The Company does not discount its loss reserves.

The loss ratio improved 0.8 percentage points in 1999 from 1998. This improvement was primarily attributable to increased use of reinsurance. The 1999 results were impacted by $10 million of domestic weather-related events and the Taiwan earthquake as well as $10 million in losses related to medical equipment insurance contracts. These insurance contracts represented less than 1 percent of the Company's revenues. The loss ratio decreased 0.2 percentage points in 1998 as compared to 1997. Loss results in 1998 were impacted by severe ice storms in Canada, as well as a few significant losses in our other international businesses. Prior year loss development in 1999, 1998 and 1997 added 0.1, 2.8 and 1.7 percentage points to the respective loss ratio. The components of claims and adjustment expenses, net of reinsurance, are displayed above.

Gross claims and adjustment expenses were $684.7 million in 1999 as compared to $619.6 million in 1998 and $263.1 million in 1997. This increase was the result of weather-related events domestically, the Taiwan earthquake and large losses in our Global Special Risks business, all of which were largely reinsured. The significant increases in claim reserves and reinsurance assets since December 31, 1998 largely relate to these events. In 1998, the increase in gross claims was largely due to the Company's role as direct writer of HSB Industrial Risk Insurers' policies and included approximately $154 million from Hurricane Georges on exposures written by HSB Industrial Risk Insurers. On a net basis the impact on HSB from such hurricane losses after cessions to HSB Industrial Risk Insurers and reinsurance recoveries was $1.9 million.

Although reported claim activity has been negligible at this time, quantification of the Company's exposure to Year 2000 losses and loss adjustment expenses are not reasonably estimable as applicable policy and reinsurance contract wordings have not been legally tested in the context of such losses.

The expense ratio increased to 51.0 percent in 1999 from 45.4 percent in 1998 and 47.3 percent in 1997. A portion of the 1999 increase in the expense ratio was attributable to increases in policy acquisition costs. Increases in commission rates that reflect changes in the mix of business, primarily in the commercial segment, increased the expense ratio approximately 1.9 percentage points. In 1999, the Company's results were negatively impacted by increased information systems costs of $8 million (including Year 2000 remediation costs) and $5 million of charges related to a change in management at HSB and consolidation and relocation of certain businesses. Approximately $11 million of these amounts were allocated to the insurance operations, thereby increasing the expense ratio by 2.9 percentage points.

The 1998 expense ratio improvement of 1.9 percentage points over 1997 was primarily related to the new quota share reinsurance agreements and the HSB Industrial Risk Insurers arrangement with ERC, both of which resulted in ceding commissions to HSBIIC that positively impacted our expense ratio by 3.9 percentage points. A portion of such ceding commission was intended to reimburse HSBIIC for the additional costs of managing HSB Industrial Risk Insurers and to offset the reduction in net earned premiums.

The following information summarizes key financial results by reportable insurance segment:

For the years ended December 31,             1999       1998       1997
------------------------------------------------------------------------
Commercial:
   Net earned premiums                    $ 335.2    $ 306.3    $ 269.0
   Net income                                12.8       14.8       13.4
   Income taxes                               7.2        4.6        6.1

Global Special Risks:
   Net earned premiums                    $  45.6    $  83.6    $ 217.1
   Net income                                 6.7        9.8       10.7
   Income taxes                               2.3        7.7        6.2
------------------------------------------------------------------------

The Commercial business has shown strong revenue growth year over year despite significant price competition as HSB continues to focus on its client company strategy. Net earned premiums in the Commercial segment rose $28.9 and $37.3 million in 1999 and 1998, respectively, due primarily to the integration of the Kemper portfolio and growth in our client company business, offset by declines in direct writings. In 1999, domestic operations posted an underwriting gain at a lower margin than 1998 due to the increased expense ratio. International operations posted an improved underwriting gain as 1998 was more severely impacted by weather-related claims. In 1998, domestic operations posted an underwriting gain that was partially offset by a difficult claims year internationally, particularly due to severe ice storms that affected over 30 percent of Canada. The high tax benefit recognized on Canadian losses caused the effective tax rate to decline from 1997.

Global Special Risks net earned premiums declined $38.0 million in 1999. This decrease relates primarily to increased ceded premiums related to the HSB Industrial Risk Insurers business. In addition, price erosion and maintenance of strict underwriting standards, coupled with changes in reinsurance programs, contributed to the decline in 1999. In 1998, net earned premiums decreased $133.5 million primarily due to the increased use of reinsurance and the arrangement with HSB Industrial Risk Insurers. Global Special Risks net income decreased in 1999 primarily as a result of the declining book. In 1998, the international businesses were impacted by adverse claims experience as compared to 1997. In 1998, income taxes as a percentage of net income increased as a result of a decreased use of foreign tax credits.

As part of the arrangement with HSB Industrial Risk Insurers, HSBIIC wrote all direct policies for HSB Industrial Risk Insurers and then ceded back these risks 100 percent to HSB Industrial Risk Insurers. HSBIIC then reinsured ERC's 99.5 percent share of the business resulting in the assumption of 85 percent of the equipment breakdown business and 15 percent of the property business. As a result of the termination of the ERC reinsurance agreement and the replacement of the IRI agreement effective January 1, 2000, as previously discussed, the Company anticipates that Global Special Risks' gross earned and ceded premiums, as well as the fees/expense reimbursement generated from managing the IRI business will continue to decline.


Engineering Services Operations

For the years ended December 31,         1999        1998        1997
------------------------------------------------------------------------
Engineering services
   Revenues                            $119.6      $ 93.5      $ 61.3
Engineering services
   Expenses                             116.6        86.2        57.0
                                     -----------------------------------
Operating gain                         $  3.0      $  7.3      $  4.3
Operating margin                          2.5%        7.8%        7.0%
------------------------------------------------------------------------

Engineering services operations include the results of HSBIIC's, EIL's and BI&I's engineering services, HSB Reliability Technologies (HSBRT), HSB Professional Loss Control, HSB International, SAI, Structural and the Company's interest in Integrated Process Technologies, LLC (IPT).

Engineering services revenues increased 27.9 percent in comparison to 1998. The growth in revenues is primarily due to significant increases related to IPT, a full year's integration of the SAI acquisition which occurred in April 1998, the Structural acquisition in July 1999 and EIL's engineering services revenues generated through other acquisitions. In 1998, revenue increases of 52.5 percent were generated by HSBRT; EIL's acquisition of Haughton's engineering in the last quarter of 1997; and the addition of SAI in April 1998.

Operating margins decreased to 2.5 percent from 7.8 percent in 1998. The decline in operating margin from the previous year reflects the investment of operating funds to develop new products and establish start-up operations coupled with reduced volume and profits in certain of our traditional engineering businesses, particularly HSBRT. In addition, the Company recorded a charge of $0.7 million related to costs associated with the consolidation of certain engineering activities. Margins increased 0.8 percentage points in 1998 as a result of improved field service staff utilization and cost efficiencies, which were offset somewhat by the start-up costs of integrating certain acquisitions.

In July 1999, HSBIIC acquired Structural based in San Jose, California. Structural is an engineering consulting firm that specializes in prevention, control and repair of structural and mechanical failures. The Company continues to focus on identifying and evaluating acquisition candidates in the niche engineering management consulting service business, primarily in process
industries,   in  order  to  expand  or  complement  its   engineering   service
capabilities.


Investment Operations

For the years ended December 31,                1999       1998       1997
---------------------------------------------------------------------------
Net investment income                       $   64.1   $   64.2    $  36.8
Realized investment gains                       40.6       25.4       14.1
                                         ----------------------------------
Income from investment
   operations                               $  104.7   $   89.6    $  50.9
Total cash and invested
   assets, at fair value                    $  998.1   $1,094.8    $ 996.7
Unrealized gains, pre-tax                   $    4.7   $  113.1    $  95.3
---------------------------------------------------------------------------

The Company's investment strategy is to maximize total return on the investment portfolio through investment income and capital appreciation. Investment strategies for any given year are developed based on many factors including operational results, tax implications, regulatory requirements, interest rates, dividends to stockholders, servicing requirements of capital securities and market conditions. The investment portfolio includes a wide variety of high quality equity securities and both domestic and foreign fixed maturities. The Company continues to manage its use of tax advantageous investments in an attempt to maximize after-tax investment earnings. The Company does not engage in cash flow underwriting; it seeks to have underwriting profit each year.

None of the Company's claim reserves are discounted as most claims settle, on average, within one year. Therefore, the Company does not use duration measurements in managing its interest rate exposure. Instead, HSB manages its portfolio on a segmented basis. Approximately $300 million (cost basis) of the Company's invested assets (comprised of perpetual and redeemable preferred stocks and corporate bonds) are utilized to provide interest coverage and potential principal repayment over the life of the convertible capital securities issued on December 31, 1997. The remainder of the Company's invested assets, exclusive of cash and cash equivalents, short-term securities and common stocks are invested to provide income for the future. There are three portfolio areas with quite different maturity/call characteristics. The portfolio of traditional bonds of approximately $245 million has an average life of 22 years, with over 50 percent of that portfolio callable in less than ten years. The sinking fund preferred portfolio of $43 million, based on expected calls, has an estimated life of three years. The $52 million adjustable rate preferred stock portfolio, based on expected calls, has an estimated life of five years.

The Company believes the expected cash flows from the Company's operations, maturities and calls are adequate to enable the Company to respond to the previously discussed parameters that impact its investment strategy.

Net investment income for 1999 remained flat compared to 1998 and increased $27.4 million in 1998 as compared to 1997 due to the investment of proceeds from capital securities issued during the second half of 1997. In addition, proceeds from the January 1998 sale of HSB's interests in IRI and Radian LLC significantly increased investable funds. Declining yields available on new fixed maturities relative to higher yields on maturing investments over the past few years have also moderated investment income growth. Net investment income has also been impacted by calls of high yielding preferred stocks.

Realized investment gains increased $15.2 million in 1999 as a result of repositioning the investment portfolio due to market fluctuations and to keep the absolute amount of common equities from exceeding a certain targeted percentage of the Company's GAAP capital. In 1998, realized gains increased $11.3 million as a result of call premiums on fixed income investments and sales of certain convertible securities and common stocks in response to market conditions.

In 1997, realized gains were reduced by $30.7 million (all of which were offset by and represented portfolio appreciation and returns that were realized) to reflect the estimated fair value of three "zero cost collar contracts" entered into at the end of 1996 to mitigate the effects of market risk on the Company's U.S. common stock portfolio (which, for management purposes, included certain convertible preferreds). Each contract had a notional value of $50 million and maturity dates ranging from November 1997 to January 1998. The contracts were European style, which means they only settled upon maturity. The contracts, which were entered into when the Standard & Poor's 500 Index (S&P 500 Index) was 744.3, allowed HSBIIC to recover from the counterparty if the index was below
695.2 at the time of maturity, and required HSBIIC to reimburse the counterparty if the index was above a range of 811.3 to 818.7 at the time of maturity.

Through its U.K. subsidiary, EIL, the Company writes business in Malaysia and is required to maintain ringgit denominated investments based on the level of premiums written in Malaysia. At December 31, 1999, 1998 and 1997, the Company's deposits were 20, 29 and 50 million ringgits, respectively. This equated to $5.1, $7.1 and $12.8 million at December 31, 1999, 1998 and 1997, respectively. In 1997, due to currency fluctuation in Southeast Asia, realized investment gains were negatively impacted by $7.4 million.

HSB's investment portfolio continues to consist of high-grade domestic and foreign investments. Excluding short-term investments, HSB's investments are primarily comprised of publicly traded, highly liquid securities. At the end of 1999, HSB's fixed maturities portfolio comprised 52.9 percent of the value of the invested assets. The credit quality of HSB's bond investments at December 31, 1999, averaged an A rating. HSB's portfolio does not include any bonds in default as to either principal or interest. Bonds held at December 31, 1999 had a fair value of $299.8 million. Redeemable preferred stocks averaged a BBB rating. During 1999 bond yields continued to move up, the impact of which has caused a reduction in the Company's unrealized gains with respect to fixed income securities by approximately $64.5 million pre-tax.

The carrying value of the equity securities portfolio represented 41.3 percent of the investments at December 31, 1999. This included $65.3 million of pre-tax unrealized investment gains of which $92.6 million related to common equities, offset by $27.3 million of preferred unrealized investment losses. The Company's common equities, which are comprised of primarily Standard & Poor's 500 (S&P
500) "large cap" stocks, essentially modeled the performance of the S&P 500 Index in 1999. HSB also recorded $22.1 million of dividends and $43.5 million of net pre-tax realized gains from this portfolio in 1999. The Company's largest single holding accounted for less than 1 percent of total consolidated assets. Realized investment gains increased in 1999 over 1998 (and in 1998 over 1997 taking into account the $30.7 million loss on the "zero cost collar contracts") as HSB managed its portfolio to respond to changing market conditions and tax planning opportunities.


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

For purposes of this disclosure market risk sensitive instruments are categorized as instruments entered into for trading purposes and instruments entered into for purposes other than trading. The Company does not hold any financial instruments entered into for trading purposes and, therefore, market risk sensitive instruments are classified as held for purposes other than trading.


Interest Rate Risk

Interest rate risk is the major price risk facing the Company's fixed income portfolio. Such exposure can subject the Company to economic losses due to changes in the level or volatility of interest rates. Bond prices change inversely with the direction of interest rates. Generally, as interest rates rise, prices for fixed income instruments will fall. As rates decline the inverse is true. The Company attempts to mitigate this risk by investing in high quality issues using a buy and hold approach.


Equity Market Risk

Equity market risk is defined as the chance that market influences will affect the expected returns of all equities. Returns are influenced not only by the fundamental attributes of investment securities, but by the price movements of the general marketplace. Much of this depends on the sensitivity of the individual issue to the overall market. The Company attempts to reduce this risk through diversification and a focus on high quality, blue chip investments.


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

The sensitivity analysis assumes an instantaneous shift in market interest rates, with scenarios of interest rates increasing and decreasing 100 and 150 basis points from their levels at December 31, 1999 and 1998 with all other variables held constant. The analysis assumes the yield to worst methodology. A 100 and 150 basis point increase in the market interest rates would result in a pre-tax decrease in the net financial instrument position of $50.1 and $38.1 million for 1999 and 1998 and $67.4 and $55.1 million for 1999 and 1998, respectively. Similarly, a 100 and 150 basis point decrease in market interest rates would result in a pre-tax increase in the net financial instrument position of $50.1 and $38.1 million for 1999 and 1998 and $67.4 and $55.1 million for 1999 and 1998, respectively.

Portfolio sensitivity to these variables tends to change over time due to changes in portfolio composition and changes in market environment. For the fixed maturity portfolio, sensitivity, as measured by duration, increased from
5.48 at December 31, 1998 to 8.37 at December 31, 1999. This increase in duration is due primarily to changes that occurred in the interest rate environment during the period. The Company uses a yield to worst methodology to calculate duration. This assumes that an issuer, given the current rate environment, will call higher coupon debt if appropriate. As interest rates increased during the year, the call feature on many issues became non-applicable. This change in the environment caused portfolio duration to increase and a corresponding increase in sensitivity to interest rates.

The Company's long-term debt and convertible capital securities have been issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of 100 and 150 basis point increases in interest rates on the fixed rate debt would result in a decrease in the market value of the debt by $0.3 million in 1999 and 1998 and $0.5 million in 1999 and 1998. The effect of 100 and 150 basis point increases in interest rates on the $300 million convertible capital securities would result in an estimated market value of $247.6 and $296.4 million in 1999 and 1998, and $237.0 and $289.4 million in
1999 and 1998, respectively, and is calculated without giving any effect to the relationship of the conversion price to the current market price of HSB Group, Inc. common stock. The impact of 100 and 150 basis point increases in interest rates on the variable rate capital securities would result in an additional charge to pre-tax income of $1.1 million in 1999 and 1998 and $1.6 million in 1999 and 1998, respectively, per year. A 100 and 150 basis point decrease in interest rates would increase pre-tax income by $1.1 million in 1999 and 1998 and $1.6 million in 1999 and 1998, respectively, per year.

Equity price risk was measured assuming an instantaneous 10 percent and 25 percent change in the S&P 500 Index from its level at December 31, 1999 and 1998 with all other variables held constant. The Company's equity holdings (comprised of common stocks and non-redeemable preferreds) were assumed to be 100 percent correlated to this index. A 10 percent and 25 percent increase or decrease in the S&P 500 Index would result in a $21.4 and $24.9 million increase or decrease in 1999 and 1998 and $53.4 and $62.4 million increase or decrease in 1999 and 1998, respectively, in the net financial instrument position. The Company's equity instruments' sensitivity to equity market risk, as measured by portfolio beta, decreased from 1.02 at December 31, 1998 to 0.98 at December 31, 1999. This change is generally attributed to portfolio repositioning during the period.

The sensitivity analysis also assumes an instantaneous 10 percent and 20 percent change in the foreign currency exchange rates versus the U.S. dollar from their levels at December 31, 1999 and 1998 with all other variables held constant. A 10 percent and 20 percent strengthening of the U.S. dollar would result in decreases of $6.1 and $6.4 million in 1999 and 1998 and $12.2 and $12.4 million in 1999 and 1998, respectively, in the net financial instrument position. Weakening of the U.S. dollar versus all other currencies would result in like increases in the net financial instrument position.

The following table reflects the estimated effects on the market value of the Company's financial instruments due to an increase in interest rates of 100 basis points, a 10 percent decline in the S&P 500 Index and a decline of 10 percent in foreign currency exchange rates.




Held For Other Than Trading Purposes

                               Market     Interest   Currency    Equity
 At December 31, 1999          Value      Rate Risk    Risk       Risk
--------------------------------------------------------------------------
Fixed maturity
   securities                  $ 489.8    $  (37.3)   $  (2.6)   $   --
Equity securities                381.8       (12.1)      (2.0)     (21.4)
Short-term investments            53.5        (0.7)      (1.5)       --
                            ----------------------------------------------
      Total all securities     $ 925.1    $  (50.1)   $  (6.1)   $ (21.4)
--------------------------------------------------------------------------

Held For Other Than Trading Purposes

                               Market    Interest    Currency    Equity
At December 31, 1998           Value    Rate Risk     Risk       Risk
-------------------------------------------------------------------------
Fixed maturity
   securities                  $  577.1   $  (27.1)   $  (2.1)   $   --
Equity securities                 437.1      (10.1)      (1.9)     (24.9)
Short-term investments             62.3       (0.9)      (2.4)       --
                              --------------------------------------------
      Total all securities     $1,076.5   $  (38.1)   $  (6.4)   $ (24.9)
--------------------------------------------------------------------------

The following table reflects the estimated effects on the market value of the Company's financial instruments due to an increase in interest rates of 150 basis points, a 25 percent decline in the S&P 500 Index and a decline of 20 percent in foreign currency exchange rates.

Held For Other Than Trading Purposes

                              Market      Interest    Currency    Equity
At December 31, 1999          Value       Rate Risk     Risk       Risk
-------------------------------------------------------------------------
Fixed maturity
   securities                  $ 489.8    $  (49.1)   $  (5.2)   $   --
Equity securities                381.8       (17.2)      (4.1)     (53.4)
Short-term investments            53.5        (1.1)      (2.9)       --
                             ---------------------------------------------
      Total all securities     $ 925.1    $  (67.4)   $ (12.2)   $ (53.4)
--------------------------------------------------------------------------

Held For Other Than Trading Purposes

                               Market    Interest    Currency    Equity
At December 31, 1998           Value     Rate Risk     Risk       Risk
-------------------------------------------------------------------------
Fixed maturity
   securities                  $  577.1   $  (39.4)   $  (4.2)   $   --
Equity securities                 437.1      (14.4)      (3.7)     (62.4)
Short-term investments             62.3       (1.3)      (4.5)       --
                              --------------------------------------------
      Total all securities     $1,076.5   $  (55.1)   $ (12.4)   $ (62.4)
--------------------------------------------------------------------------


Statement of Comprehensive Income

In  addition  to the impact of HSB's  results of  operations,  the  Consolidated
Statements of Comprehensive Income display the effects of price movements on HSB's invested assets. In 1999, the impact of rising interest rates on the carrying values of the Company's fixed income investments more than offset the strong performance of its common equities such that 1999 cumulative holding gains, net of taxes, decreased $45.2 million as compared to the increase of $28.1 million in 1998 and $21.3 million in 1997.


Liquidity and Capital Resources

At December 31,                                        1999        1998
------------------------------------------------------------------------
Total assets                                       $2,263.2    $2,138.6
Short-term investments                                 53.5        62.3
Cash and cash equivalents                              73.0        18.3
Short-term borrowings                                  41.5        21.0
Long-term borrowings                                   25.1        25.1
Capital securities of subsidiary Trust I              109.0       108.9
Capital securities of subsidiary Trust II             300.0       300.0
Common shareholders' equity                        $  376.5    $  419.3
------------------------------------------------------------------------

Liquidity refers to the Company's ability to generate sufficient funds to meet the cash requirements of its business operations and financing obligations. HSB is a holding company whose principal subsidiary is HSBIIC. HSB relies on investment income, primarily in the form of dividends from HSBIIC, in order to meet its short and long-term liquidity requirements including the service requirements for its capital securities. The Company receives a regular inflow of cash from maturing investments, engineering services and insurance operations. The mix of the investment portfolio is managed to respond to expected claim pay-out patterns and the service requirements of the Company's capital securities. HSB also maintains cash equivalents and a highly liquid short-term portfolio to provide for immediate cash needs and to offset a portion of interest rate risk relating to $110 million of Global Floating Rate Capital Securities. During 1999, HSB received $152.7 million in dividends from HSBIIC and at December 31, 1999 the holding company had $143.2 million of cash and invested assets as compared to $92.8 million at December 31, 1998. Current estimates are that HSBIIC has the capacity to dividend to HSB approximately $80 million in 2000 without regulatory approval.

On July 15, 1997, a trust sponsored and wholly owned by the Company issued $110 million aggregate liquidation amount of capital securities in a private placement and 3,403 shares of common securities to the Company, the proceeds of which were invested by the trust in $113.4 million aggregate principal amount of the Company's debt securities. On November 5, 1997, an exchange offer was commenced, pursuant to which the capital securities originally issued in the private placement were exchanged for capital securities that were registered with the Securities and Exchange Commission (the Capital Securities) and the debt securities were exchanged for debt securities that were registered with the Securities and Exchange Commission (the Debt Securities).

The Debt Securities represent all of the assets of the trust. The proceeds from the issuance of the Debt Securities were used by the Company for general corporate purposes. The Debt Securities and related income statement effects are eliminated in the Company's consolidated financial statements. The $113.4 million principal amount of Debt Securities accrue and pay cash distributions quarterly in arrears at a variable rate equal to the 90 day LIBOR plus 0.91 percent of the stated liquidation amount of $1,000 per Debt Security and are scheduled to mature on July 15, 2027.

The Capital Securities accrue and pay cash distributions quarterly in arrears at a variable rate equal to the 90 day LIBOR plus 0.91 percent of the stated liquidation amount of $1,000 per Capital Security. The current coupon is 7.1 percent. HSB has the right to defer payment of distributions on the securities at any time or from time to time for a period not exceeding 20 consecutive quarterly periods with respect to each deferral period. During an extension period, interest will continue to accrue and the amount of distributions to which holders of the Capital Securities are entitled will accumulate, and the Company will be prohibited from paying any cash dividends on its common stock.

The Capital Securities are generally non-callable for ten years, but may be called earlier by HSB upon the occurrence of certain tax events including loss of deductibility of interest on the securities. The Capital Securities are mandatorily redeemable upon the maturity of the Debt Securities on July 15, 2027, or earlier to the extent of any redemption by the Company of any Debt Securities. The redemption price in either such case will be $1,000 per share plus accrued and unpaid distributions to the date fixed for redemption.

The terms of the Debt Securities, the guarantee of the Company with respect to the Capital Securities, the Indenture and the Trust Agreement together provide a full guarantee of amounts due on the Capital Securities. The Capital Securities are currently rated BBB- by Standard & Poor's and BBB+ by Duff & Phelps credit rating agencies.

On December 31, 1997, HSB Group, Inc. sold $300 million of 20 year Convertible Capital Securities in a private placement to ERC. The Convertible Capital Securities are callable by the Company at its option (i) at any time after seven years; (ii) upon the occurrence of certain tax events including loss of deductibility of the interest on the securities; (iii) in the event that HSB vetoes a prospective purchaser of the Convertible Capital Securities; or (iv) in the event of a change in control of ERC. The Convertible Capital Securities are mandatorily redeemable on December 31, 2017 and are redeemable at par plus a redemption premium, at the option of ERC, in the event of a change in control of HSB within five years following issuance of the securities.

The Convertible Capital Securities are convertible, in whole or in part, at ERC's option at any time, subject to regulatory approval, into shares of HSB common stock at a conversion price of $56.67 per share, subject to adjustment. HSB has provided certain registration rights to ERC in connection with the common stock into which the Convertible Capital Securities are convertible pursuant to a Registration Rights Agreement dated December 31, 1997. If ERC were to exercise its conversion rights in total, it would hold at December 31, 1999, on a fully diluted basis, approximately 15.4 percent of HSB's common stock. Pursuant to certain provisions contained in the Purchase Agreement dated December 31, 1997, ERC has agreed to certain "standstill" arrangements which for a period of five years will preclude ERC from purchasing any common stock of HSB, other than by exercise of its conversion rights, and will limit its ability to take certain other actions with respect to HSB during that period.

The securities were issued through HSB Capital II (Trust II), a Delaware business trust created by HSB, at a 7 percent coupon, payable semi-annually. The Convertible Capital Securities rank pari passu with the Global Floating Rate Capital Securities issued in July 1997. Holders of the Convertible Capital Securities will be entitled to receive preferential cumulative cash distributions accumulating from the date of original issuance and payable semi-annually in arrears. HSB has the right to defer payment of interest at any time or from time to time for a period not exceeding 10 consecutive semi-annual periods with respect to each deferral period. During an extension period, interest will continue to accrue and the amount of distributions to which holders of the Convertible Capital Securities are entitled will accumulate, and HSB will be prohibited from paying any cash dividends on its common stock. HSB has irrevocably and unconditionally guaranteed all of Trust II's obligations under the Convertible Capital Securities.

Cash provided from operations decreased to $43.2 million in 1999 as compared to $55.6 million in 1998. The decrease was primarily attributable to a $22 million decline in net cash flows from HSBIIC's participation in HSB Industrial Risk Insurers, offset by an increase in insurance operating cash flows. Net cash flows from HSB Industrial Risk Insurers were favorably impacted by a $27 million accelerated collection of receivables pursuant to the termination of certain reinsurance agreements between HSBIIC, ERC and IRI, as previously discussed. Operating cash flows from insurance, excluding HSB Industrial Risk Insurers, were positively impacted by a decline in net claims paid of 10.3 percent, as well as, a decrease in payments to reinsurers for ceded premiums of 9.1 percent offset by a decrease in premiums collected of 5.5 percent.

Cash provided from operations increased $29.5 million in 1998 as compared to 1997. Insurance operations cash flows, excluding HSB Industrial Risk Insurers, were impacted by a decline in net claims paid of 2.9 percent while premiums collected increased 6.5 percent. Payments to reinsurers for ceded premiums increased 70.5 percent from 1997. HSBIIC's participation in HSB Industrial Risk Insurers positively impacted cash flow from operations $35.3 million.

Capital resources consist of shareholders' equity, capital securities and debt outstanding and represent those funds deployed, or available to be deployed, to support business operations. Common shareholders' equity of $376.5 million at December 31, 1999 decreased $42.8 million since December 31, 1998. The decrease primarily reflects net income of $72.8 million and net stock issuance of $7.7 million, offset by a decrease in unrealized investment gains, net of tax, of $69.8 million and dividends of $49.9 million. The decrease in unrealized investment gains of $69.8 million results principally from realized gains of $26.4 million and unrealized depreciation of fixed maturities and non-redeemable preferreds of $63.2 million, the sum of which is offset by net unrealized appreciation of common stocks and convertible preferreds of $18.0 million.

On January 24, 2000, the Board renewed the authorization to repurchase up to 3 million shares of common stock. HSB repurchased approximately 0.1, 1.2 and 1.5 million shares at a cost of $4.4, $47.7 and $54.0 million during 1999, 1998 and 1997, respectively.

At December 31, 1999, HSBIIC had significant short-term borrowing capacity. HSBIIC is currently authorized to issue up to $75 million of commercial paper. Commercial paper outstanding at December 31, 1999 and 1998 was $38.6 and $20.0 million, respectively. The weighted-average interest rate was 6.0 percent and
5.2 percent at December 31, 1999 and 1998, respectively. In 1999, Standard & Poor's and Duff & Phelps credit rating services reaffirmed their highest ratings for the commercial paper.

The Company writes business in European markets primarily through its U.K. subsidiary, EIL. The adoption of a common currency (the euro) by eleven of the fifteen member countries of the European Union on January 1, 1999 did not result in a substantial change in the business or a significant increase in costs. In part, this is due to the fact that much of EIL's business is U.S. dollar denominated. Also, the U.K. is not a first wave euro country. The Company will continue to monitor developments and assess impacts on markets, pricing and reporting.


Year 2000

In 1996, the Company began a comprehensive effort to assess and address issues affecting the Company, which related to the inability of computer equipment and embedded computer chips to distinguish between the year 1900 and the year 2000. Year 2000 problems could result in system failures, product failures or miscalculations causing disruptions of operations. If the computer systems, software products and devices do not correctly process dates after December 31, 1999, business could be adversely affected.

As a part of this effort, the Company established a Year 2000 Program to address four key areas: (i) applications software, primarily consisting of the Company's policy management, claims, financial recording and reporting, human resource systems and engineering databases and systems; (ii) infrastructures, such as mainframe and corporate servers, workstations and networking components; (iii) embedded technology in facilities in which the Company conducts its operations and in testing equipment used by the Company's engineering staff; and (iv) key business partners and suppliers. In addition, the Company has evaluated and continues to evaluate its potential insurance coverage exposures arising out of the Year 2000 and its impact on insured equipment.

The Company has completed all stages of its Year 2000 Program: (i) assessment and analysis; (ii) development, renovation and replacement; (iii) implementation; (iv) testing and validation; (v) contingency planning; and (vi) audit and review.

The Company continues to monitor information systems and transaction processing with the objective of identifying and correcting any undetected errors of omission or commission which may have occurred in the execution of its Year 2000 Program.

Subsequent to January 1, 2000, HSB has not encountered any disruptions or anomalies that affected any critical internal system nor experienced any material disruption in its business due to the inability of any of its key business partners and suppliers to deliver information and services due to Year 2000 problems.

Costs

The Company's aggregate spending in connection with the Year 2000 Program was approximately $28 million. Certain of these costs were expensed as incurred and funded through operating cash flow. The Company has expensed $6.9, $5.1 and $1.5 million in 1999, 1998 and 1997, respectively. The remainder of the $28 million related to systems that the Company anticipated replacing in the normal course of information technology development but the timetable for which was accelerated in contemplation of the Year 2000 event. Costs of replacement of information systems and infrastructure that would have occurred in the normal course of business without the advent of the Year 2000 event are excluded from these expensed amounts.


Insurance Coverage Issues

The Company continues to evaluate the potential coverage exposures arising out of the Year 2000 event and its impact on insured equipment. The Company had filed with the various jurisdictions an endorsement to its equipment breakdown forms which reiterated that coverage was not provided for the inherent inability of computers and computerized equipment to properly recognize a particular date or time, such as the year 2000. The endorsement was included in policies in all states that approved the endorsement. In the four jurisdictions that did not approve the endorsement, a notice reiterating the Company's coverage intent with respect to Year 2000 exposures was sent to policyholders. The Company filed a similar endorsement for use with its all-risk policy. Many of the insurers that the Company reinsures for equipment breakdown coverage issued similar endorsements to their policies.

Although reported claim activity has been negligible at this time, quantification of the Company's exposure to Year 2000 losses and loss adjustment expenses are not reasonably estimable as applicable policy and reinsurance contract wordings have not been legally tested in the context of such losses.


Forward-Looking Statements

Certain statements contained in this report are forward-looking and are based on management's current expectations. Actual results may differ materially from such expectations depending on the outcome of certain factors described with such forward-looking statements and other factors including: significant natural disasters and severe weather conditions; changes in interest rates and the performance of the financial markets; changes in the availability, cost and collectibility of reinsurance; changes in domestic and foreign laws, regulations and taxes, in particular the passage of financial services reform legislation; the entry of new or stronger competitors and the intensification of pricing competition; the loss of current customers or the inability to obtain new customers; changes in the coverage terms selected by insurance customers, including higher deductibles and lower limits; the adequacy of loss reserves; changes in asset valuations; consolidation and restructuring in the insurance industry; changes in the Company's participation in joint underwriting associations, and in particular its new agreement with IRI; changes in the demand and customer base for engineering and inspection services offered by the Company, whether resulting from changes in the law or otherwise and other general market conditions.


Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

See "Market Risk" in Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations in Item 7.

Item 8.  Financial Statements and Supplementary Data.

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                    Page No.

Report of Independent Accountants                                     45

Financial Statements                                                  46

     Consolidated Statements of Operations
       for the years ended December 31, 1999,
       1998 and 1997.                                                 46

     Consolidated Statements of Comprehensive Income
       for the years ended December 31, 1999,
       1998 and 1997.                                                 47

     Consolidated  Statements of Financial Position -
     December 31, 1999 and 1998.                                      48

     Consolidated Statements of Cash Flows
       for the years ended December 31, 1999,
       1998 and 1997.                                                 49

     Consolidated Statements of Changes in
       Shareholders' Equity for the years ended
       December 31, 1999, 1998 and 1997.                              51

Notes to Consolidated Financial Statements                            52

Schedule  I -  Summary of investments-
                 other than investments in related parties            77

Schedule II - Condensed Financial Information of
                 HSB Group, Inc.                                      78

Schedule III - Supplementary Insurance Information                    81

Schedule  IV - Reinsurance                                            82

Schedule V - Valuation and Qualifying Accounts                        83

Schedule VI - Supplemental Information Concerning
                 Property-Casualty Insurance Operations               84

Schedules other than the ones listed above are omitted for the reason that they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors of HSB Group, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of HSB Group, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Hartford, Connecticut
January 24, 2000

Financial Statements
Consolidated Statements of Operations
For the years ended December 31, (in millions, except per share amounts)

                                                                  1999         1998         1997
-------------------------------------------------------------------------------------------------
Revenues:
   Gross earned premiums                                       $  823.8     $  770.5     $  609.3
   Ceded premiums                                                 441.9        374.4        118.1
                                                             -------------------------------------
   Insurance premiums                                             381.9        396.1        491.2
   Engineering services                                           119.6         93.5         61.3
   Net investment income                                           64.1         64.2         36.8
   Realized investment gains                                       40.6         25.4         14.1
                                                             -------------------------------------
      Total revenues                                              606.2        579.2        603.4
                                                             -------------------------------------
Expenses:
   Claims and adjustment                                          165.8        174.9        217.9
   Policy acquisition                                              89.2         66.3         90.7
   Underwriting and inspection                                    105.6        113.7        142.8
   Engineering services                                           116.6         86.2         57.0
   Interest                                                         2.3          0.8          1.3
                                                             -------------------------------------
      Total expenses                                              479.5        441.9        509.7
                                                             -------------------------------------
Gain on sale of IRI                                                  --         36.6           --
Income from continuing operations before income taxes
   and distributions on capital securities                        126.7        173.9         93.7
Income taxes:
   Current                                                         35.1         45.0         23.8
   Deferred                                                         0.6          6.4          1.3
                                                             -------------------------------------
      Total income taxes                                           35.7         51.4         25.1
                                                             -------------------------------------
Distributions on capital securities of subsidiary trusts,
   net of income tax benefits of $9.8; $9.9; and $1.2              18.2         18.4          2.3
                                                             -------------------------------------
Income from continuing operations                                  72.8        104.1         66.3
                                                             -------------------------------------
Discontinued operations:
   Loss from operations, net of income tax
    benefits of $-; $3.2; and $0.1                                   --        (6.6)           --
   Gain on disposal, net of income taxes
    of $-; $23.7; and $-                                             --         36.9           --
                                                             -------------------------------------
      Total discontinued operations                                  --         30.3           --
                                                             -------------------------------------
Net income                                                     $   72.8     $  134.4     $   66.3
                                                             -------------------------------------
Earnings per common share - basic:
   Income from continuing operations                           $   2.51     $   3.55     $   2.21
   Discontinued operations                                           --         1.04           --
                                                             -------------------------------------
   Net income                                                  $   2.51     $   4.59     $   2.21
                                                             -------------------------------------
Weighted-average common shares outstanding                         29.0         29.3         29.5
Earnings per common share - assuming dilution:
   Income from continuing operations                           $   2.50     $   3.35     $   2.20
   Discontinued operations                                           --         0.86           --
                                                             -------------------------------------
   Net income                                                  $   2.50     $   4.21     $   2.20
                                                             -------------------------------------
Diluted weighted-average common shares outstanding                 34.6         35.2         30.2
--------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Income
For the years ended December 31, (in millions)

                                                                              1999         1998         1997
-------------------------------------------------------------------------------------------------------------
Net income:                                                               $  72.8     $  134.4     $   66.3
Other comprehensive income, net of tax:
   Unrealized (losses) gains on securities:
      Unrealized holding (losses) gains arising
       during the period,net of income (benefit)
          taxes of $(24.5); $16.6; and $15.7                                (45.2)        28.1         21.3
      Add: reclassification adjustments for gains
       included in net income                                               (26.4)       (16.0)       (13.5)
                                                                        -------------------------------------
            Total unrealized (losses) gains on securities                   (71.6)        12.1          7.8
   Minimum pension liability adjustments, net of income taxes                 1.1         (0.1)        (0.3)
   Foreign currency translation adjustments, net of income taxes              1.8         (1.1)        (0.8)
                                                                        -------------------------------------
   Other comprehensive (loss) income                                        (68.7)        10.9          6.7
                                                                        -------------------------------------
   Comprehensive income                                                   $   4.1     $  145.3     $   73.0
-------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Financial Position
At December 31, (in millions, except per share amounts)

                                                            1999          1998
--------------------------------------------------------------------------------
Assets:
   Cash and cash equivalents                           $    73.0     $    18.3
   Short-term investments, at cost                          53.5          62.3
   Fixed maturities, at fair value
    (cost - $545.7; $568.5)                                489.8         577.1
   Equity securities, at fair value
    (cost - $316.5; $326.3)                                381.8         437.1
                                                     --------------------------
      Total cash and invested assets                       998.1       1,094.8
   Reinsurance assets                                      850.3         625.0
   Insurance premiums receivable                           104.4         146.7
   Engineering services receivable                          39.1          26.1
   Fixed assets                                             58.2          54.9
   Prepaid acquisition costs                                52.9          46.6
   Capital lease                                            13.8          14.6
   Other assets                                            146.4         129.9
                                                     --------------------------
      Total assets                                     $ 2,263.2     $ 2,138.6
                                                     --------------------------
Liabilities:
   Unearned insurance premiums                         $   420.1     $   464.6
   Claims and adjustment expenses                          782.3         558.2
   Short-term borrowings                                    41.5          21.0
   Long-term borrowings                                     25.1          25.1
   Capital lease                                            27.8          27.9
   Deferred income taxes                                     2.8          42.7
   Dividends and distributions
    on capital securities                                   24.0          23.2
   Ceded reinsurance payable                                66.3          64.1
   Other liabilities                                        87.8          83.6
                                                     --------------------------
      Total liabilities                                  1,477.7       1,310.4
                                                     --------------------------
Company obligated mandatorily  redeemable
   capital securities of subsidiary Trust
   I holding solely junior subordinated
   deferrable interest debentures
   of the Company, net of unamortized discount
   of $1.0; $1.1                                           109.0         108.9
Company obligated mandatorily redeemable
   convertible capital securities of
   subsidiary Trust II holding solely
   junior subordinated deferrable interest
   debentures of the Company                               300.0         300.0
Shareholders' equity:
   Common stock (stated value; shares
    authorized 50.0; shares issued and
    outstanding 29.1; 28.9)                                 10.0          10.0
   Additional paid-in capital                               36.2          33.5
   Accumulated other comprehensive income                   (1.9)         66.8
   Retained earnings                                       339.1         311.2
   Benefit plans                                            (6.9)         (2.2)
                                                     --------------------------
      Total shareholders' equity                           376.5         419.3
                                                     --------------------------
      Total                                            $ 2,263.2     $ 2,138.6
                                                     --------------------------
   Common shareholders' equity per common share        $    12.95     $    14.53
--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows
For the years ended December 31, (in millions)

                                                                          1999         1998          1997
----------------------------------------------------------------------------------------------------------
Operating activities:
Net income                                                           $    72.8    $   134.4     $    66.3
Adjustments to reconcile net income to
   cash provided by operating activities:
   Depreciation and amortization                                          20.9         15.9           9.5
   Deferred income taxes                                                   0.6          6.4           1.3
   Realized investment gains, including
      market adjustments for collar contracts                            (40.6)       (25.4)        (14.1)
   Distributions on capital securities                                    28.0         28.3           3.5
   Gain from disposition of Radian,
      net of income taxes                                                   --        (30.3)           --
   Gain from disposition of IRI,
      net of income taxes                                                   --        (23.8)           --
   Change in balances, net of effects
      from purchases and sales of subsidiaries:
      Insurance premiums receivable                                       42.3         (8.7)        (31.6)
      Engineering services receivable                                     (9.6)       (11.2)         (0.5)
      Prepaid acquisition costs                                           (6.3)        (4.1)         (4.9)
      Reinsurance assets                                                (225.3)      (500.5)         38.4
      Unearned insurance premiums                                        (44.5)       177.3          19.7
      Ceded reinsurance payable                                            2.2         60.2          (1.5)
      Claims and adjustment expenses                                     224.1        281.5         (26.2)
      Investment in Radian                                                  --           --          (3.7)
      Other                                                              (21.4)       (44.4)        (30.1)
                                                                 -----------------------------------------
         Cash provided by operating activities                            43.2         55.6          26.1
                                                                 -----------------------------------------
Investing activities:
Fixed asset additions, net                                               (13.3)       (20.8)        (10.4)
Investments:
   Sale (purchase) of short-term investments, net                          8.8         69.0         (78.7)
   Purchase of fixed maturities                                         (186.7)      (423.5)        (60.6)
   Proceeds from sale of fixed maturities                                192.5         66.5          27.9
   Redemption of fixed maturities                                         19.2         30.8          14.4
   Purchase of equity securities                                        (304.9)      (326.7)       (252.9)
   Proceeds from sale of equity securities                               359.5        251.8         254.1
   Proceeds from disposition of Radian                                      --        128.9          --
   Proceeds from disposition of IRI                                         --         49.1          --
   Purchase of Solomon Associates Inc.,
     net of cash acquired                                                   --         (2.1)         --
   Purchase of Kemper books of business                                     --        (27.5)         --
   Purchase of Structural Integrity Associates,
     Inc., net of cash acquired                                           (5.3)         --           --
   Settlement of collar contracts                                           --          --          (30.7)
                                                                 -----------------------------------------
         Cash provided by (used in) investment activities                 69.8       (204.5)       (136.9)
                                                                 -----------------------------------------
Financing activities:
Proceeds from Company obligated mandatorily redeemable
   capital securities of subsidiary Trust I                                 --         --           108.9
Proceeds from Company obligated mandatorily redeemable
   convertible capital securities of subsidiary Trust II                    --         --           300.0
Increase (decrease) in short-term borrowings                              19.2        (21.4)         39.1
Dividends and distribution on capital securities                         (77.1)       (66.2)        (46.7)
Reacquisition of stock                                                    (4.4)       (47.7)        (54.0)
Exercise of stock options                                                  4.0          9.3           7.0
                                                                 -----------------------------------------
         Cash (used in) provided by financing activities                 (58.3)      (126.0)        354.3
                                                                 -----------------------------------------
         Net increase (decrease) in cash and cash equivalents             54.7       (274.9)        243.5
         Cash and cash equivalents at beginning of period                 18.3        293.2          49.7
                                                                 -----------------------------------------
         Cash and cash equivalents at end of period                  $    73.0    $    18.3      $  293.2
                                                                 -----------------------------------------
Interest paid                                                        $     4.1    $     2.5      $    3.2
                                                                 -----------------------------------------
Federal income tax paid                                              $    28.3    $    52.4      $   33.8
                                                                 -----------------------------------------

Non-cash investing and financing activities:
Conversion of HSB convertible preferred stock into HSB common stock in 1997 and issuance of HSB common stock in connection with the acquisition of Solomon Associates, Inc. in 1998 (see note 3).
--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity
For the years ended December 31, (in millions)

                                                  Total                                  Accumulated
                                                  Share-                   Additional      Other
                                                  holders'        Common      Paid-in    Comprehensive   Retained   Benefit
                                                  Equity           Stock      Capital      Income        Earnings    Plans
----------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1996                   $    345.6     $   10.0     $   32.0       $ 49.2       $   255.1   $  (0.7)
----------------------------------------------------------------------------------------------------------------------------
Net income                                            66.3          --           --           --             66.3        --
Dividends declared                                   (47.0)         --           --           --            (47.0)       --
Change in accumulated other
 comprehensive income, net of tax                      6.7          --           --           6.7             --         --
Benefit plans                                         (0.3)         --           --           --              --       (0.3)
Reacquisition of stock                               (54.0)         --          (1.8)         --            (52.2)       --
Conversion of redeemable preferred stock              20.0          --           0.7          --             19.3        --
Exercise of stock options                              7.0          --           0.5          --              6.5        --
Issuance of reacquired stock,
 net of forfeitures                                    1.0          --           0.2          --              0.8        --
-----------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997                   $    345.3     $   10.0     $   31.6       $ 55.9        $  248.8   $  (1.0)
-----------------------------------------------------------------------------------------------------------------------------
Net income                                           134.4          --           --           --            134.4        --
Dividends declared                                   (47.9)         --           --           --            (47.9)       --
Change in accumulated other
 comprehensive income, net of tax                     10.9          --           --          10.9             --         --
Benefit plans                                         (1.2)         --           --           --              --       (1.2)
Reacquisition of stock                               (47.7)         --          (5.0)         --            (42.7)       --
Exercise of stock options                              9.3          --           1.8          --              7.5        --
Issuance of reacquired stock,
 net of forfeitures                                   16.2          --           5.1          --             11.1        --
-----------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998                   $    419.3     $   10.0     $   33.5       $ 66.8        $  311.2   $  (2.2)
-----------------------------------------------------------------------------------------------------------------------------
Net income                                            72.8          --           --           --             72.8        --
Dividends declared                                   (49.9)         --           --           --            (49.9)       --
Change in accumulated other
 comprehensive income, net of tax                    (68.7)         --           --         (68.7)            --         --
Benefit plans                                         (4.7)         --           --           --              --       (4.7)
Reacquisition of stock                                (4.4)         --          (1.2)         --             (3.2)       --
Exercise of stock options                              4.0          --           1.5          --              2.5        --
Issuance of reacquired stock,
 net of forfeitures                                    8.1          --           2.4          --              5.7        --
-----------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999                   $    376.5     $   10.0     $   36.2       $ (1.9)       $  339.1   $  (6.9)
-----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements
(in millions, except per share amounts)


1. Accounting Policies


Consolidation

The accompanying financial statements present the consolidated accounts of HSB Group, Inc. and its subsidiaries (collectively, HSB or the Company) and are prepared in accordance with Generally Accepted Accounting Principles (GAAP) within the U.S. Significant intercompany transactions and balances have been eliminated in consolidation. The preparation of financial statements in accordance with GAAP requires the use of estimates in reporting certain assets and liabilities. Actual results could differ from those estimates. Certain amounts for 1998 and 1997 have been reclassified to conform with the 1999 presentation.


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

Liabilities for claims and adjustment expenses for boiler and machinery, property and other coverages represent estimated reserves on claims and adjustment expenses reported but not yet settled and the cost of claims and adjustment expenses incurred but not yet reported. Reserves for claims and adjustment expenses are undiscounted and are gross of amounts recoverable from reinsurers. Reserves are reduced for estimated amounts of salvage and subrogation and deductibles from customers. HSB records subrogation when recoverability is probable, such as when a judgment is returned, liability is admitted or settlement is reached. The length of time that reserves for claims and adjustment expenses are carried on the Consolidated Statements of Financial Position is a function of the pay-out patterns associated with the types of coverages involved. Estimates for these reserves reflect such variables as past loss experience, changes in judicial interpretation of legal liability, policy coverage and inflation. The establishment of such reserves frequently requires complex engineering judgements. Due to the nature of the variables involved in the reserving process, subjective judgments are an integral component. Previously estimated reserves are regularly adjusted as loss experience develops and new information becomes available. Since reserves are based on estimates, the ultimate liability may be more or less than such reserves. The effects of changes in estimated reserves are included in the results of operations in the period in which the estimates change (see note 11).

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


Income Taxes

Deferred tax assets and liabilities are generally determined based on the difference between financial statement and tax basis for certain assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are allowed if future realization is more likely than not. Deferred income taxes are provided for unrealized appreciation/depreciation on fixed maturities and equity securities available for sale, prepaid acquisition costs, loss reserve discounting, unearned premiums, certain employee benefit costs and other items which are the result of temporary differences in the treatment of such items for tax and financial statement purposes (see note 12).


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


Goodwill and Other Intangible Assets

Goodwill represents the cost of acquiring a business which is in excess of the fair value of its net assets. Goodwill is generally amortized over 3 to 20 years and other intangible assets over their estimated useful lives. These assets are included in other assets on the Consolidated Statements of Financial Position and amounted to $56.7 and $57.7 million (net of accumulated amortization of $12.5 and $5.5 million) at December 31, 1999 and 1998, respectively. HSB evaluates the realizability of goodwill based upon projections of undiscounted cash flows.

2. Changes in Accounting Principles

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued three Statements of Position (SOPs) that became effective for fiscal years beginning after December 15, 1998: SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and SOP 98-5, "Reporting on the Costs of Start-Up Activities." Because the Company's accounting policies were already in compliance with these SOPs, the implementation of these statements had no impact upon the results of operations, financial condition or cash flows.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" subsequently amended by SFAS No. 137. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that such instruments be measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. This statement is effective for the Company for the first quarter of 2001. Based on the Company's current investment policies and practices, the Company anticipates that the adoption of the provisions of SFAS No. 133 will not have a significant effect on results of operations, financial condition or cash flows.

In October 1998, AcSEC issued SOP 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." The SOP identifies several methods of deposit accounting and provides guidance on the application of each method. This SOP became effective for financial statements for fiscal years beginning after June 15, 1999. Currently the Company is not party to any contracts that do not comply with the risk transfer provisions of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," and, therefore, does not anticipate the adoption of SOP 98-7 will have a material impact on results of operations, financial condition or cash flows.


3. Corporate Activity

Acquisitions / Divestitures

Structural Integrity Associates

In July 1999, The Hartford Steam Boiler Inspection and Insurance Company (HSBIIC) acquired Structural Integrity Associates, Inc. (Structural) based in San Jose, California. Structural is an engineering consulting and inspection services firm specializing in the analysis, control and prevention of structural and equipment failures. It offers a full array of services, from inspection and condition assessment, to monitoring and remaining life analysis, repair, remediation and total risk management of critical equipment and structures.


HSB Industrial Risk Insurers

The reinsurance agreements effective January 1, 1998 between HSBIIC, Employers Reinsurance Corporation (ERC) and Industrial Risk Insurers (IRI), as discussed below, were terminated with respect to loss or liabilities arising out of occurrences taking place on or after January 1, 2000. As a result, HSBIIC will no longer retain 85 percent of the equipment breakdown insurance and 15 percent of the property insurance of the combined insurance portfolio for risks arising on or after January 1, 2000. The joint underwriting association that was known as HSB Industrial Risk Insurers will, from January 1, 2000, be known as Industrial Risk Insurers (IRI).

Concurrent with the termination of the reinsurance agreements, HSBIIC, ERC and IRI replaced the operating agreement dated January 1, 1998. The new agreement, effective January 1, 2000, calls for HSBIIC to retain 0.5 percent membership share in IRI with the ability to increase its total share up to a maximum of 10 percent, at no cost, at HSBIIC's option. In addition, the agreement also establishes an arrangement for HSB to perform engineering and inspection services for clients of IRI and provides for a fixed fronting fee in the event that IRI continues to use HSBIIC's licenses. HSBIIC received payments of $27 million in December 1999 related to the partial settlement of unearned reinsurance premiums and ceding commissions due to HSBIIC under the agreement. Final settlement is expected to occur in the second half of 2000.

On January 6, 1998, HSBIIC sold its interest in IRI to ERC in accordance with a previously announced purchase and sale agreement between ERC and IRI's twenty-three member insurers. HSBIIC received gross proceeds of $49.1 million, prior to transaction costs, for its 23.5 percent share in IRI. The gain on the sale of IRI was $36.6 million pre-tax and $23.8 million after-tax. Because the sale was structured in part as a reinsurance transaction, a portion of HSBIIC's gross proceeds was utilized to reinsure in-force policies with ERC.

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

Contemporaneous with the close of the sale, IRI was reconstituted with ERC (with a 99.5 percent share) and HSBIIC (with a 0.5 percent share) as the sole members. The new association had been renamed HSB Industrial Risk Insurers. In 1999 and 1998, HSBIIC wrote the business for HSB Industrial Risk Insurers using its insurance licenses and provided certain other management and technical services. In addition, through various quota share reinsurance agreements with ERC and HSB Industrial Risk Insurers, HSBIIC transferred its manufacturing book of business to HSB Industrial Risk Insurers and retained 85 percent of the equipment breakdown insurance and 15 percent of the property insurance of the combined insurance portfolio.

To support HSB's expanded role, on December 31, 1997, a business trust formed by HSB sold $300 million of 20 year, 7 percent Convertible Capital Securities in a private placement to ERC (see note 13). These capital securities are convertible into HSB common stock, at any time, subject to regulatory approval, at a conversion price of $56.67 per share. $250 million of the proceeds were contributed to HSBIIC and $50 million were retained by HSB.


Radian LLC

On January 2, 1998, HSBIIC exercised its option to put its 40 percent share in Radian International LLC (Radian LLC) to The Dow Chemical Company (Dow), for approximately $129 million, net of expenses. Radian LLC was formed in January 1996 as a joint venture with Dow to provide environmental, engineering, information technology, remediation and strategic chemical management services to industries and governments worldwide. In connection with the formation of the new company, HSBIIC contributed substantially all of the assets and liabilities of its wholly owned subsidiary, Radian Corporation to Radian LLC. The results of Radian LLC were classified as discontinued operations following ratification on July 28, 1997 by HSB's Board of Directors of management's decision to exercise its put. HSBIIC's share of Radian LLC's losses incurred subsequent to such decision of approximately $6.6 million after-tax was deferred and recognized at the time the gain was recognized in 1998. This transaction resulted in an after-tax gain of approximately $36.9 million, which was recorded in the first quarter of 1998. Prior to July 1997, HSBIIC's share of the joint venture's results were recorded as equity in Radian LLC.

As of December 31, 1997, Radian LLC had assets of $159.7 million, liabilities of $88.4 million, revenues of $288.0 million and expenses of $314.0 million. As of December 31, 1997, HSBIIC's interest in Radian LLC was 40 percent.


Kemper

HSBIIC completed an acquisition of the monoline boiler and machinery business of Kemper Insurance Companies (Kemper) and Kemper's ASME inspection services business that certifies boiler and pressure vessel compliance with the codes and standards of the American Society of Mechanical Engineers, effective July 1, 1998. The two companies also completed an agreement for HSBIIC to reinsure boiler and machinery coverage written as part of Kemper's commercial package policies.


Solomon Associates, Inc.

In April 1998, HSB acquired Solomon Associates, Inc. (SAI) based in Dallas, Texas. SAI is an engineering management consulting firm that provides comparative performance benchmarking consulting to the refining, petrochemical and power generation industries.


Stock Split

On April 21, 1998, the Board of Directors approved a three-for-two stock split for shares held of record on May 1, 1998. Additional shares of HSB's stock resulting from the split were distributed on May 22, 1998. In accordance with SFAS No. 128 "Earnings per Share" (EPS), all earnings per share presentations have been adjusted to reflect the impact of the stock split, including retroactive restatement of prior periods. Shares have also been restated for comparative purposes.


Capital Securities

On July 15, 1997, HSB sold $110 million of 30 year Global Floating Rate Capital Securities in a private placement. On December 31, 1997, HSB issued $300 million of 20 year fixed rate Convertible Capital Securities to ERC (see note 13).

4. Earnings per Share

The following table presents a reconciliation of the numerator and denominator of the calculation of basic and diluted EPS for income from continuing operations:

                                                1999      1998     1997
------------------------------------------------------------------------
Income from continuing
   Operations                                $  72.8   $ 104.1   $ 66.3
Dividends on preferred shares                     --        --    (1.1)
                                           -----------------------------
Income applicable to
   common stock                                 72.8     104.1     65.2
Convertible preferred stock                       --        --      1.1
After-tax distributions on
   convertible capital securities (1)           13.7      13.7       --
                                           -----------------------------
Adjusted for diluted
   Computation                               $  86.5   $ 117.8   $ 66.3
------------------------------------------------------------------------
Weighted-average common
   shares outstanding (2)                       29.0      29.3     29.5
Convertible capital securities                   5.3       5.3       --
Convertible preferred stock                       --        --      0.5
Stock options (3)                                0.3       0.6      0.2
                                           -----------------------------
Adjusted for diluted
   Computation                                  34.6      35.2     30.2
------------------------------------------------------------------------
From continuing operations:
Earnings per share - basic (4)               $   2.51  $   3.55  $  2.21
Earnings per share - assuming
   Dilution                                  $   2.50  $   3.35  $  2.20
------------------------------------------------------------------------

(1)  See note 13.
(2) Weighted-average shares reflect the repurchase of approximately 0.1, 1.2 and 1.5 million shares in 1999, 1998 and 1997, respectively.
(3) Includes the dilutive effect of stock options computed using the treasury stock method and shares issuable under deferred stock awards (see note 15).
(4) Represents income applicable to common stock divided by weighted-average common shares outstanding.

5. Segment Information

HSB has four reportable segments - Commercial insurance, Global Special Risks insurance, Engineering services and Investments. HSB is a multi-national company operating primarily in North American, European and Asian markets. Through its Commercial segment operations, HSB provides risk modification services, equipment breakdown insurance and loss recovery services to commercial businesses. The Global Special Risks operating segment focuses on the needs of equipment-intensive industries by offering all-risk coverage with customized engineering consulting and risk management. HSB's Engineering services operations offer professional scientific and technical consulting for industry and government on a worldwide basis. The Company's investment assets are managed by its Investment operating segment.

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

HSB's foreign operations (primarily insurance) are widely dispersed such that no country or logical aggregation of countries in a geographic area comprises a significant concentration with respect to either revenues or identifiable assets. Export sales from HSB's domestic operations are minimal due to the existence of the Company's foreign subsidiaries which are responsible for virtually all of the Company's foreign sales.

The following presents financial data of the Company based on geographic location:

For the years ended December 31,             1999        1998        1997
--------------------------------------------------------------------------
Revenues from continuing operations:
U.S.                                    $   526.1   $   491.0   $   483.1
Non-U.S.                                     80.1        88.2       120.3
                                       -----------------------------------
      Total                             $   606.2   $   579.2   $   603.4
                                       -----------------------------------

Income from  continuing  operations
before taxes and  distributions
on capital securities:
U.S.                                    $   114.7   $   168.2   $    78.4
Non-U.S.                                     12.0         5.7        15.3
                                        ----------------------------------
      Total                             $   126.7   $   173.9   $    93.7
--------------------------------------------------------------------------

At December 31,                             1999        1998        1997
--------------------------------------------------------------------------
Identifiable assets:
U.S.                                    $ 1,822.8   $ 1,755.9   $ 1,244.7
Non-U.S.                                    440.4       382.7       292.5
                                  ----------------------------------------
      Total                             $ 2,263.2   $ 2,138.6   $ 1,537.2
--------------------------------------------------------------------------


The  following  table  presents  revenue  and  net  income  from  the  Company's
reportable   segments  and  reconciles   these  amounts  to  the   corresponding
consolidated totals.

For the years ended December 31,                    1999       1998       1997
--------------------------------------------------------------------------------
Revenues from continuing operations:
Insurance premiums:
      Commercial                                  $ 335.2    $ 306.3   $  269.0
      Global Special Risks                           45.6       83.6      217.1
Engineering services                                119.6       93.5       61.3
Net investment income and realized
   investment gains                                 104.7       89.6       50.9
                                                 -------------------------------
      Total revenues from reportable segments       605.1      573.0      598.3
      Other segments                                  1.1        6.2        5.1
                                                 -------------------------------
         Total revenues                           $ 606.2    $ 579.2   $  603.4
                                                 -------------------------------

Net income (loss):
Commercial                                        $  12.8    $  14.8   $   13.4
Global Special Risks                                  6.7        9.8       10.7
Engineering services                                  0.7        4.6        3.0
Investments                                          73.8       65.1       37.7
                                                 -------------------------------
      Total net income from reportable segments      94.0       94.3       64.8
Other segments (1)                                   (9.4)      (0.3)      (1.3)
Corporate account                                     6.4        4.7        5.1
Distributions on capital securities                 (18.2)     (18.4)      (2.3)
Discontinued operations                                --       30.3         --
Gain on sale of IRI, net of income taxes               --       23.8         --
                                                 -------------------------------
      Net income                                  $  72.8    $ 134.4   $   66.3
--------------------------------------------------------------------------------

(1) In 1999, other segments includes an after-tax charge of $6.5 million for losses related to medical equipment insurance contracts.


Specified items included in the measure of net income for reportable segments are as follows:


For the years ended December 31,                   1999       1998       1997
------------------------------------------------------------------------------
Depreciation and amortization expense:
   Commercial                                   $   9.9    $   7.3   $    3.4
   Global Special Risks                             2.1        2.2        3.2
   Engineering services                             8.1        5.9        2.7
   Investments                                      0.4        0.3         --

Income tax expense:
   Commercial                                       7.2        4.6        6.1
   Global Special Risks                             2.3        7.7        6.2
   Engineering services                             0.4        1.6        0.1
   Investments                                     27.6       22.5       10.3
------------------------------------------------------------------------------


6. Statutory Financial Information

HSBIIC is a Connecticut domiciled insurance company which is licensed to conduct business in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. The annual statements for state insurance regulatory authorities are currently prepared using accounting methods prescribed or permitted by such authorities (statutory basis) and are not consolidated. Statutory accounting practices (SAP) also differ in certain other respects from GAAP. With respect to HSBIIC, these differences are primarily comprised of the accounting for prepaid acquisition costs, deferred income taxes, fixed maturity investments, valuation of certain non-insurance affiliates and employee benefit plans. At December 31, 1999 and 1998, policyholders' surplus on a statutory basis was $428.8 and $612.6 million, respectively. Statutory net income, adjusted to include the earnings of all HSBIIC domestic insurance subsidiaries for 1999, 1998 and 1997 was $81.1, $202.5 and $42.9 million, respectively.

HSBIIC and its insurance subsidiaries are currently subject to various regulations that limit the maximum amount of dividends available to HSBIIC's parent company without prior approval of insurance regulatory authorities. Under SAP, approximately $80 million of statutory surplus is available for distribution to HSB Group, Inc. in 2000 without prior regulatory approval.

In 1998, the National Association of Insurance Commissioners (NAIC) adopted the Codification of Statutory Accounting Principles guidance, which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The NAIC is now considering amendments to the Codification guidance that would be effective upon implementation. The NAIC has recommended an effective date of January 1, 2001. The Company has not estimated the potential effect of the Codification guidance adopted by the Connecticut Insurance Department.

7. Investments

For the years ended December 31,                  1999       1998       1997
-----------------------------------------------------------------------------
Income from Investment Operations:
Net investment income:
   Short-term interest                        $   5.0    $   8.7   $   6.7
   Fixed maturities:
      Taxable interest                           24.7       31.9       9.6
      Tax exempt interest                         2.0        2.5       2.1
      Redeemable preferred dividends             17.3        5.9       7.2
   Equity securities:
      Common dividends                            6.5        6.4       4.7
      Non-redeemable preferred dividends         15.6       14.0       8.3
   Other                                          2.0        0.2       2.1
                                             ------------------------------
         Total investment income                 73.1       69.6      40.7
         Investment expenses                     (9.0)      (5.4)     (3.9)
                                             ------------------------------
            Net investment income             $  64.1    $  64.2   $  36.8

Realized investment gains (losses):
   Fixed maturities:
      Bonds:
         Gains                                $   0.3    $   2.1   $   0.5
         Losses                                  (1.3)      (0.2)     (0.3)
                                             ------------------------------
            Net (losses) gains                   (1.0)       1.9       0.2
      Redeemable preferred stocks:
         Gains                                    0.7        2.3       0.4
         Losses                                  (2.6)      (0.1)     (0.3)
                                             ------------------------------
            Net (losses) gains                   (1.9)       2.2       0.1
   Equity securities:
      Common stocks:
         Gains                                   50.7       20.5      48.1
         Losses                                 (12.2)      (7.0)     (5.1)
                                             ------------------------------
            Net gains                            38.5       13.5      43.0
      Non-redeemable preferred stocks:
         Gains                                    7.8       10.3       7.7
         Losses                                  (2.8)      (3.1)     (0.2)
                                             ------------------------------
            Net gains                             5.0        7.2       7.5
   Foreign exchange (losses) gains               (0.1)       0.3      (7.4)
   Collar contracts losses                         --         --     (30.7)
   Other gains                                    0.1        0.3       1.4
                                             ------------------------------
            Realized investment gains         $  40.6    $  25.4   $  14.1
---------------------------------------------------------------------------

There were no material declines in the realizable value of investments considered to be other than temporary for 1999, 1998 and 1997.

At December 31,                                    1999       1998       1997
-------------------------------------------------------------------------------
Unrealized Investment Gains, Net of Tax
 Fixed maturities:
    Gains                                       $   2.7    $  13.0   $    7.9
    Losses                                        (58.6)      (4.4)      (0.6)
                                                -------------------------------
       Net (losses) gains                         (55.9)       8.6        7.3
 Equity securities:
    Gains                                         103.7      122.9       94.3
    Losses                                        (38.4)     (12.1)      (1.8)
                                                -------------------------------
       Net gains                                   65.3      110.8       92.5
 Foreign exchange losses                           (4.7)      (6.3)      (4.5)
                                                -------------------------------
       Total unrealized investment gains            4.7      113.1       95.3
 Income taxes                                      (3.7)     (42.3)     (35.5)
                                                -------------------------------
       Unrealized investment gains,
         net of tax                             $   1.0    $  70.8   $   59.8
-------------------------------------------------------------------------------



Fixed Maturities
The amortized cost, estimated fair values (based principally upon quoted market prices) and gross unrealized gains and losses of fixed maturities at December 31, were as follows:

                                                        1999
------------------------------------------------------------------------------
Category                         Amortized   Estimated     Gross       Gross
                                   Cost        Fair     Unrealized  Unrealized
                                              Value       Gains       Losses
------------------------------------------------------------------------------
Redeemable preferred stocks       $214.8       $190.0        $1.6      $26.4
States and municipalities           37.7         36.6         0.6        1.7
Foreign governments                 16.5         16.6         0.3        0.2
Corporate and other                276.7        246.6         0.2       30.3
                                 ---------------------------------------------
   Total fixed maturities         $545.7       $489.8        $2.7      $58.6
------------------------------------------------------------------------------

                                                      1998
--------------------------------------------------------------------------------
Category                         Amortized   Estimated       Gross      Gross
                                   Cost        Fair       Unrealized  Unrealized
                                               Value         Gains      Losses
-------------------------------------------------------------------------------
Redeemable preferred stocks       $215.5       $219.2       $ 5.0       $1.3
States and municipalities           47.4         49.3         2.1        0.2
Foreign governments                 21.0         21.3         0.4        0.1
Corporate and other                284.6        287.3         5.5        2.8
                                -----------------------------------------------
   Total fixed maturities         $568.5       $577.1       $13.0       $4.4
-------------------------------------------------------------------------------

The amortized cost and estimated fair value of fixed maturities at December 31, by contractual years-to-maturity is as follows (actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations):

                                                      1999
---------------------------------------------------------------------
Maturity                                      Amortized    Estimated
                                                Cost          Fair
                                                             Value
----------------------------------------------------------------------
One year or less                             $     39.2    $    38.1
Over one year through five years                   51.0         50.5
Over five years through ten years                  53.8         52.0
Over ten years                                    401.7        349.2
                                           --------------------------
   Total fixed maturities                    $    545.7    $   489.8
---------------------------------------------------------------------

Equity Securities

The cost, estimated fair values (based principally upon quoted market prices) and gross unrealized gains and losses of equity securities at December 31, were as follows:

                                                               1999
--------------------------------------------------------------------------------
                                                           Gross        Gross
                                            Estimated    Unrealized  Unrealized
                                   Cost     Fair Value    Gains        Losses
--------------------------------------------------------------------------------
Common stocks                     $128.6       $221.2      $100.5      $ 7.9
Non-redeemable preferred stocks    187.9        160.6         3.2       30.5
                                 -----------------------------------------------
   Total equity securities        $316.5       $381.8      $103.7      $38.4
--------------------------------------------------------------------------------

                                                           1998
--------------------------------------------------------------------------------
                                                           Gross        Gross
                                            Estimated    Unrealized   Unrealized
                                   Cost     Fair Value     Gains       Losses
--------------------------------------------------------------------------------
Common stocks                    $141.3        $249.3      $112.3      $ 4.3
Non-redeemable preferred stocks   185.0         187.8        10.6        7.8
                                ------------------------------------------------
   Total equity securities       $326.3        $437.1      $122.9      $12.1
--------------------------------------------------------------------------------

On December 19, 1996, HSBIIC entered into three "zero cost collar contracts" to mitigate the effects of market risk on its U.S. common stock portfolio (which, for management purposes, included certain convertible preferreds). In the fourth quarter of 1997, HSBIIC settled all of its outstanding contracts resulting in realized losses of $30.7 million for the year, all of which were offset by and represented portfolio appreciation and returns that were realized. During the year ended December 31, 1997, the Company's U.S. common stock portfolio had experienced a total return of $57 million (which included price appreciation of approximately $54 million) and had a price movement correlation with the S&P 500 Index well in excess of 80 percent.

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

8. Fixed Assets

Fixed assets are summarized as follows:

At December 31,                                               1999       1998
------------------------------------------------------------------------------
Land and buildings                                         $   4.9    $   5.1
Furniture, equipment, leasehold improvements and other        72.8       68.0
Systems development costs                                     32.5       23.9
                                                         ---------------------
                                                             110.2       97.0
Less accumulated depreciation and amortization               (52.0)     (42.1)
                                                         ---------------------
   Total fixed assets                                      $  58.2    $  54.9
------------------------------------------------------------------------------

Property and equipment are stated at cost. Depreciation expense is computed using straight-line and accelerated methods over the estimated useful lives of
31.5 years for buildings and 3 to 10 years for equipment and furniture. Leasehold improvements are amortized over the shorter of the assets' useful lives or their remaining contractual lease terms.

The Company has a policy of capitalizing certain systems development costs. Systems development costs are amortized over estimated useful lives of 3 to 10 years. In 1998, approximately $6.5 million of systems development costs related to the allocation of purchase price for SAI.

In 1996, the Company began a comprehensive effort to assess and address issues relating to the ability of its policy processing and other operational systems to properly recognize calendar dates beginning in the year 2000. As part of this effort, the Company established a Year 2000 Program to address the areas of applications software, infrastructures, embedded technology and key business partners and suppliers. The Company's aggregate spending in connection with the Year 2000 Program was approximately $28 million. Certain of these costs were expensed as incurred and funded through operating cash flow. The Company has expensed $6.9, $5.1 and $1.5 million in 1999, 1998 and 1997, respectively. The remainder of the $28 million related to systems that the Company anticipated replacing in the normal course of information technology development but the timetable for which was accelerated in contemplation of the Year 2000 event. Costs of replacement of information systems and infrastructure that would have occurred in the normal course of business without the advent of the Year 2000 event are excluded from these amounts, and are being capitalized in accordance with the Company's existing capitalization policy.


9. Leases

The Company leases its home office facility at One State Street under a long-term capital lease with the One State Street Limited Partnership (Partnership). The lease obligation of $26.1 million was recorded at July 1, 1983 at an interest rate of 15 percent. An asset of $26.1 million was also recorded in 1983. Accumulated amortization on the asset was $12.3 and $11.5 million at December 31, 1999 and 1998, respectively. Terms of the lease require annual minimum lease payments of approximately $4.2 million a year through June 30, 2018. In addition, the Company is required to pay over the lease term a proportional share of the facility's variable operating expenses. This amounted to approximately $2.7, $2.9 and $2.6 million for the years ended 1999, 1998 and 1997, respectively.

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

In addition to its home office facility, the Company leases facilities and certain equipment which are accounted for as operating leases. Lease expenses amounted to $12.0, $10.2 and $8.4 million in 1999, 1998 and 1997, respectively.

At December 31, 1999, future minimum rental commitments under noncancelable leases accounted for as operating leases with initial or remaining terms of more than one year were as follows:

2000                       $ 6.9
2001                         6.3
2002                         5.7
2003                         5.1
2004                         3.7
2005 and thereafter          2.1
                         --------
Total                      $29.8
                         --------

10. Reinsurance

The components of net written and net earned insurance premiums were as follows:

For the years ended December 31,            1999        1998        1997
-------------------------------------------------------------------------
Written premiums:
   Direct                               $  416.6    $  478.2    $  361.4
   Assumed                                 363.3       318.5       257.1
   Ceded                                  (413.2)     (444.1)     (120.0)
                                      -----------------------------------
      Net written premiums              $  366.7    $  352.6    $  498.5
Earned premiums:
   Direct                               $  452.8    $  408.8    $  370.1
   Assumed                                 371.0       361.7       239.2
   Ceded                                  (441.9)     (374.4)     (118.1)
                                      -----------------------------------
      Insurance premiums                $  381.9    $  396.1    $  491.2
-------------------------------------------------------------------------

In 1999 and 1998, HSBIIC was the direct writer of business written on behalf of HSB Industrial Risk Insurers. This business was ceded to that entity and HSBIIC's share of the equipment breakdown and property business was assumed back in accordance with the reinsurance agreements in place with ERC (see note 3). This has resulted in growth in gross and ceded premiums and claims and adjustment expenses.

The Company writes direct business, which in 1999 and 1998 included HSB Industrial Risk Insurers business, through agencies and brokerage firms. In addition, the Company assumes boiler and machinery exposures from approximately 200 insurance companies and several insurance pools. Under the reinsurance agreements, the Company's reinsured companies may include equipment breakdown exposures in their multi-peril policies, and such risks will be assumed by the Company under the terms of the agreement. These agreements generally provide that the Company will assume 100 percent of each boiler and machinery risk, subject to the capacity specified in the agreement, and will receive the entire equipment breakdown premium except for a ceding commission, which will be retained by the reinsured company for commissions to agents and brokers, premium taxes and handling expenses.

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

The insurance industry, in general, continues to undergo significant restructuring and consolidation. Considerable merger and acquisition activity has occurred over the last several years and, with the advent of financial services reform, more contraction is possible in the future. Depending on the specific companies involved in these activities and other market factors, the level of reinsured business the Company assumes in the future could be impacted.

For 1999 approximately 26 percent of the Company's gross written premium, which includes HSB Industrial Risk Insurers, was produced by J&H Marsh & McLennan and Sedgwick Group.

As a property insurer, the Company is subject to losses that may arise from catastrophic events. The Company participates in various facultative, quota share and excess of loss reinsurance agreements to limit its exposure, particularly to catastrophic losses, and to provide additional capacity to write business. In the unlikely event that ceded reinsurers are unable to meet their obligations, the Company would continue to have primary liability to policyholders for losses incurred. Reinsurance recoverable on unpaid claims and the unearned portion of ceded reinsurance premiums are reported as assets, rather than netted against the related liability accounts. The Company is not party to any contracts which do not comply with the risk transfer provisions of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." The Company recorded $503.4, $444.7 and $45.2 million of reinsurance recoveries as a reduction of its claims and adjustment expenses for the years ended December 31, 1999, 1998 and 1997, respectively. Reinsurance recoverable on paid claims and adjustment expenses was $22.9 and $14.6 million at December 31, 1999 and 1998, respectively.


11. Reconciliation of Liability for Claims and Adjustment Expenses

The following tables provide reconciliations of the beginning and ending reserves for claims and adjustment expenses on both a gross liability and net (of reinsurance) liability basis:


Reconciliation of Gross Liability for Claims and Adjustment Expenses


                                                             1999       1998       1997
-------------------------------------------------------------------------------------------
Gross liability for claims and adjustment
 expenses at January 1,                                    $ 558.2    $ 276.7    $ 302.9
Plus:
 Provision for claims and adjustment
    expenses occurring in the current year                   653.0      572.7      263.3
 Increase (decrease) in estimated claims and
    adjustment expenses arising in prior years (1)            31.7       46.9       (0.2)
                                                         --------------------------------
       Total incurred claims and adjustment expenses       $ 684.7    $ 619.6    $ 263.1
                                                         --------------------------------
Less:
 Payment for claims arising in:
    Current year                                             164.9      141.0       90.6
    Prior years                                              295.7      197.1      198.7
                                                         --------------------------------
       Total payments                                      $ 460.6    $ 338.1    $ 289.3
                                                         --------------------------------
Gross liability for claims and adjustment
 expenses at December 31,                                  $ 782.3    $ 558.2    $ 276.7
------------------------------------------------------------------------------------------

(1) The 1998 increase primarily resulted from the decision rendered under an arbitration proceeding and adverse claims experience in international operations.

Reconciliation of Net Liability for Claims and Adjustment Expenses

                                                             1999       1998       1997
----------------------------------------------------------------------------------------
Net liability for claims and adjustment
 expenses at January 1,                                   $ 169.7    $ 190.8    $ 177.8
Plus:
   Provision for claims and adjustment expenses
      occurring in the current year                         165.4      164.0      209.5
   Increase (decrease) in estimated claims and
      adjustment expenses arising in prior years              0.4       10.9        8.4
                                                        --------------------------------
         Total incurred claims and adjustment expenses    $ 165.8    $ 174.9    $ 217.9
                                                        --------------------------------
Less:
   Payment for claims arising in:
      Current year                                           80.0       84.2       82.3
      Prior years                                            99.4      111.8      122.6
                                                        --------------------------------
         Total payments                                   $ 179.4    $ 196.0    $ 204.9
                                                        --------------------------------
Net liability for claims and adjustment
 expenses at December 31,                                 $ 156.1    $ 169.7    $ 190.8
----------------------------------------------------------------------------------------

1999, 1998 and 1997 net claims and adjustment expenses incurred have been reduced by subrogation recoveries of approximately $2.0, $5.0 and $3.3 million, respectively.

A reconciliation of the net liability to the gross liability for claims and adjustment expenses is as follows:

At December 31,                                1999       1998       1997
--------------------------------------------------------------------------
Net liability for claims and
 adjustment expenses                        $ 156.1    $ 169.7    $ 190.8
Reinsurance recoverable on unpaid
 claims and adjustment expenses               626.2      388.5       85.9
                                           -------------------------------
Gross liability for claims and
 adjustment expenses                        $ 782.3    $ 558.2    $ 276.7
--------------------------------------------------------------------------

The Company utilizes well-capitalized domestic and international reinsurance companies and syndicates for its reinsurance program and monitors their financial condition on an on-going basis. For reinsurers that are not accredited in their state of domicile, the Company requires collateral for reinsurance recoverable from such carriers. Uncollectible reinsurance recoverables have not had, and are not expected by management to have in the future, a material adverse effect on the consolidated results of operations or financial position of the Company.

The following table displays information concerning the primary participants in the Company's current reinsurance program as of December 31, 1999:

Reinsurer                             Ceded
                                      Written      Reinsurance  1999 A.M. Best's
                                      Premium        Asset         Rating
--------------------------------------------------------------------------------
Employers Reinsurance Corporation*    $  141.5   $     292.6    A++ (Superior)
General Reinsurance Corporation           39.7          83.5    A++ (Superior)
Scottsdale Insurance Company               5.3          29.1    A+  (Superior)
Gerling-Konzern Globale                   10.9          22.4             n/a
Hartford Fire Insurance Company           10.6          21.8    A+  (Superior)
Terra Nova Insurance Company LTD           7.7          18.4             n/a
Mid Ocean Reinsurance Company              7.8          17.3             n/a
NAC Reinsurance Corporation                7.0          16.5    A+  (Superior)
Frankona Ruckversicherungs AG              6.4          15.7             n/a
Lloyds 376 JHV                             9.9          15.6             n/a
-----------------------------------------------------------------------------
* Net of business assumed by HSB from ERC


As of December 31, 1999, no other reinsurance asset of the Company from any single reinsurer exceeded 3.0 percent of shareholders' equity. Certain Lloyd's syndicates participate in the excess of loss reinsurance program, primarily in the excess layers. The highest aggregate percentage participation of such syndicates, at 32.4 percent, is in the $50 million excess of $100 million layer. No individual syndicate has more than 7.2 percent participation in any of the excess layers. In addition, certain syndicates participate in three of our quota share treaties, aggregating 10.6, 12.7 and 82.9 percent in each of the three treaties. Lloyd's participation in our catastrophe cover is 71.4 percent with no individual syndicate retaining more than 6.7 percent. The Company's reinsurance asset in the aggregate from over 100 Lloyd's syndicates, excluding the syndicate disclosed above, is 12 percent of shareholders' equity at December 31, 1999. Lloyd's has historically participated more heavily in the higher treaty layers.

The  Company  is  involved  in  various  legal   proceedings   as  defendant  or
co-defendant that have arisen in the normal course of its business. In the judgment of management, after consultation with counsel, it is improbable that any liabilities which may arise from such litigation will have a material adverse impact on the results of operations or the financial position of the Company.


12. Income Taxes


Tax Provision

A reconciliation of income taxes at U.S. statutory rates to the income taxes as reported is as follows:

                                                           1999                1998                  1997
                                                              % of                 % of                  % of
                                                            Pre-tax               Pre-tax               Pre-tax
                                                    Amount   Income      Amount   Income      Amount     Income
------------------------------------------------------------------------------------------------------------------
Income from continuing operations
   before income taxes and distributions
   on capital securities                          $  126.7    100%      $ 173.9     100%     $   93.7    100%
                                                 -----------------------------------------------------------------
Tax at statutory rates                            $   44.3     35%      $  60.9      35%     $   32.8     35%
Income (loss) taxed at foreign rates                   0.4     --          (0.6)      --          1.0      1
Dividends received deduction                          (4.0)    (3)         (4.3)     (2)         (4.9)    (5)
Tax exempt interest                                   (0.7)    (1)         (0.9)     (1)         (0.8)    (1)
Tax credits and other                                 (4.3)    (3)         (3.7)     (2)         (3.0)    (3)
                                                 -----------------------------------------------------------------
Total income taxes and effective tax rate         $   35.7     28%      $  51.4      30%     $   25.1     27%
------------------------------------------------------------------------------------------------------------------

Income taxes consisted of the following:
                                                1999      1998     1997
------------------------------------------------------------------------
Current provision (benefit):
   U.S.                                      $  31.1   $  45.3   $ 16.8
   Foreign                                       4.0      (0.3)     7.0
                                           -----------------------------
      Total current provision                   35.1      45.0     23.8
Deferred provision (benefit):
   U.S.                                         (0.4)      6.2      1.1
   Foreign                                       1.0       0.2      0.2
                                           -----------------------------
      Total deferred provision                   0.6       6.4      1.3
                                           -----------------------------
Total income taxes                           $  35.7   $  51.4   $ 25.1
------------------------------------------------------------------------

Deferred Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's deferred tax liabilities and assets as of December 31, 1999 and 1998 are as follows:
                                                           1999     1998
-------------------------------------------------------------------------
Deferred tax liabilities:
   Prepaid acquisition costs                            $  19.4   $ 17.1
   Depreciation and amortization                            9.6      6.2
   Pension asset                                           16.0     14.4
   Unrealized investment gains                              3.7     42.3
   Other                                                    5.1      8.3
                                                       ------------------
      Total deferred tax liabilities                       53.8     88.3
                                                       ------------------
Deferred tax assets:
   Benefit plans                                            9.0      9.2
   Capital lease                                            4.9      4.7
   Unearned insurance premiums                             11.8     12.1
   Loss reserve discounting and subrogation                 7.7      7.0
   Other                                                   17.6     12.6
                                                       ------------------
      Total deferred tax assets                            51.0     45.6
                                                       ------------------
         Net deferred tax liabilities                   $   2.8   $ 42.7
-------------------------------------------------------------------------

Other Information

U.S. federal tax return examinations have been completed for years through 1995. The Company believes adequate provisions for income tax have been recorded for all years.


13. Capital Structure

HSB's capital structure is as follows at December 31:

                                                        1999     1998
------------------------------------------------------------------------
Short-term borrowings                                  $  41.5   $ 21.0
Long-term borrowings *                                 $  25.1   $ 25.1
Company obligated mandatorily redeemable
   capital  securities of subsidiary Trust I
   holding solely junior  subordinated
   deferrable interest debentures of the Company,
    net of unamortized discount of $1.0; $1.1          $ 109.0   $108.9
Company obligated mandatorily
   redeemable convertible capital
   securities of subsidiary Trust II holding
   solely junior subordinated deferrable interest
   debentures of the Company                           $ 300.0   $300.0
Common shareholders' equity                            $ 376.5   $419.3
------------------------------------------------------------------------
*  Excludes capital lease (see note 9).

Short-term and Long-term Borrowings

HSBIIC has a commercial paper program with a limit of $75 million. Commercial paper outstanding at December 31, 1999 and 1998 was $38.6 and $20.0 million, respectively. The weighted-average interest rate was 6.0 percent and 5.2 percent at December 31, 1999 and 1998, respectively. Commercial paper outstanding at year end 1999 matures on or before March 14, 2000. Long-term debt includes $25.1 million of senior notes due May 15, 2000 at an interest rate of 6.83 percent. Current market value is estimated to be $25.3 million.


Capital Securities

On July 15, 1997, a trust sponsored and wholly owned by the Company issued $110 million aggregate liquidation amount of capital securities in a private placement and 3,403 shares of common securities to the Company, the proceeds of which were invested by the trust in $113.4 million aggregate principal amount of the Company's debt securities. On November 5, 1997, an exchange offer was commenced, pursuant to which the capital securities originally issued in the private placement were exchanged for capital securities that were registered with the Securities and Exchange Commission (the Capital Securities) and the debt securities were exchanged for debt securities that were registered with the Securities and Exchange Commission (the Debt Securities).

The Debt Securities represent all of the assets of the trust. The proceeds from the issuance of the Debt Securities were used by the Company for general corporate purposes. The Debt Securities and related income statement effects are eliminated in the Company's consolidated financial statements. The $113.4 million principal amount of Debt Securities accrue and pay cash distributions quarterly in arrears at a variable rate equal to the 90 day LIBOR plus 0.91 percent of the stated liquidation amount of $1,000 per Debt Security and are scheduled to mature on July 15, 2027.

The Capital Securities accrue and pay cash distributions quarterly in arrears at a variable rate equal to the 90 day LIBOR plus 0.91 percent of the stated liquidation amount of $1,000 per Capital Security. The current coupon is 7.1 percent. HSB has the right to defer payment of distributions on the securities at any time or from time to time for a period not exceeding 20 consecutive quarterly periods with respect to each deferral period. During an extension period, interest will continue to accrue and the amount of distributions to which holders of the Capital Securities are entitled will accumulate, and the Company will be prohibited from paying any cash dividends on its common stock.

The Capital Securities are generally non-callable for ten years, but may be called earlier by HSB upon the occurrence of certain tax events including loss of deductibility of interest on the securities. The Capital Securities are mandatorily redeemable upon the maturity of the Debt Securities on July 15, 2027, or earlier to the extent of any redemption by the Company of any Debt Securities. The redemption price in either such case will be $1,000 per share plus accrued and unpaid distributions to the date fixed for redemption.

The terms of the Debt Securities, the guarantee of the Company with respect to the Capital Securities, the Indenture and the Trust Agreement together provide a full guarantee of amounts due on the Capital Securities. The Capital Securities are currently rated BBB- by Standard & Poor's and BBB+ by Duff & Phelps credit rating agencies.

On December 31, 1997, HSB Group, Inc. sold $300 million of 20 year Convertible Capital Securities in a private placement to ERC. The Convertible Capital Securities are callable by the Company at its option (i) at any time after seven years; (ii) upon the occurrence of certain tax events including loss of deductibility of the interest on the securities; (iii) in the event that HSB vetoes a prospective purchaser of the Convertible Capital Securities; or (iv) in the event of a change in control of ERC. The Convertible Capital Securities are mandatorily redeemable on December 31, 2017 and are redeemable at par plus a redemption premium, at the option of ERC, in the event of a change in control of HSB within five years following issuance of the securities.

The Convertible Capital Securities are convertible, in whole or in part, at ERC's option at any time, subject to regulatory approval, into shares of HSB common stock at a conversion price of $56.67 per share, subject to adjustment. HSB has provided certain registration rights to ERC in connection with the common stock into which the Convertible Capital Securities are convertible pursuant to a Registration Rights Agreement dated December 31,

1997. If ERC were to exercise its conversion rights in total, it would hold at December 31, 1999, on a fully diluted basis, approximately 15.4 percent of HSB's common stock. Pursuant to certain provisions contained in the Purchase Agreement dated December 31, 1997, ERC has agreed to certain "standstill" arrangements which for a period of five years will preclude ERC from purchasing any common stock of HSB, other than by exercise of its conversion rights, and will limit its ability to take certain other actions with respect to HSB during that period.

The securities were issued through HSB Capital II (Trust II), a Delaware business trust created by HSB, at a 7 percent coupon, payable semi-annually. The Convertible Capital Securities rank pari passu with the Global Floating Rate Capital Securities issued July 1997. Holders of the Convertible Capital Securities will be entitled to receive preferential cumulative cash distributions accumulating from the date of original issuance and payable semi-annually in arrears. HSB has the right to defer payment of interest at any time or from time to time for a period not exceeding 10 consecutive semi-annual periods with respect to each deferral period. During an extension period, interest will continue to accrue and the amount of distributions to which holders of the Convertible Capital Securities are entitled will accumulate, and HSB will be prohibited from paying any cash dividends on its common stock. HSB has irrevocably and unconditionally guaranteed all of Trust II's obligations under the Convertible Capital Securities.

The estimated fair value of the Capital Securities issued by Trust I is equal to their carrying value. The estimated fair value of the Convertible Capital Securities issued by Trust II is $272.2 million and is calculated without giving any effect to the relationship of the conversion price to the current market price of HSB Group, Inc. common stock.


Other Comprehensive Income

The components of accumulated other comprehensive income (net of income taxes) are as follows:

                                      Total
                                   Accumulated  Unrealized   Minimum
                                      Other        Gains     Pension    Foreign
                                  Comprehensive     on      Liability  Exchange
                                      Income    Securities  Adjustment   Losses
--------------------------------------------------------------------------------
Balances at December 31, 1997       $  55.9      $ 62.4      $ (3.9)      $(2.6)
Current period change                  10.9        12.1        (0.1)       (1.1)
-------------------------------------------------------------------------------
Balances at December 31, 1998       $  66.8      $ 74.5      $ (4.0)      $(3.7)
Current period change                 (68.7)      (71.6)        1.1         1.8
-------------------------------------------------------------------------------
Balances at December 31, 1999       $  (1.9)     $  2.9      $ (2.9)      $(1.9)
-------------------------------------------------------------------------------

14. Pension and Other Benefit Programs

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

Under the terms of the HSB Group, Inc. Thrift Incentive Plan, a defined contribution plan, covered employees are allowed to contribute up to 15 percent of their pay, on a pre-tax basis, limited by the maximum allowed under Internal Revenue Service regulations. The Company makes a matching contribution of 50 percent of employee contributions up to 6 percent of compensation. Total expense for the plan was $2.4, $2.1 and $1.7 million for 1999, 1998 and 1997, respectively.

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

The following chart summarizes the balance sheet impact, as well as the benefit obligations, assets, funded status and rate assumptions associated with the U.S. pension and postretirement medical benefit plans:

                                                           Pension Benefits           Other Benefits
-------------------------------------------------------------------------------------------------------
                                                             1999        1998         1999        1998
-------------------------------------------------------------------------------------------------------
Change in benefit obligation:
   Benefit obligation at beginning of year              $   180.2   $   156.0      $  28.7     $  29.9
   Service cost                                               6.9         5.3          0.4         0.3
   Interest cost                                             12.7        11.9          1.8         1.9
   Net benefit payments                                     (10.8)      (10.3)        (2.1)       (1.9)
   Liability loss (gain)                                      5.3         0.7         (1.9)       (2.7)
   Assumption changes                                       (16.8)        9.6         (1.4)        1.2
   Acquisitions                                                --         4.2           --          --
   Amendments                                                  --         2.8           --          --
                                                      -------------------------------------------------
   Benefit obligation at end of year                    $   177.5   $   180.2      $  25.5     $  28.7
Change in plan assets:
   Fair value of plan assets at beginning of year       $   249.1   $   213.0      $    --     $    --
   Actual return on plan assets                              29.2        40.8           --          --
   Acquisitions                                                --         3.5           --          --
   Employer contributions                                     0.4         0.4          1.8         1.5
   Participants' contributions                                 --          --          0.4         0.4
   Benefits paid                                             (8.9)       (8.6)        (2.2)       (1.9)
                                                      -------------------------------------------------
   Fair value of plan assets at end of year             $   269.8   $   249.1      $    --     $    --
Funded status:
   Funded status at end of year                         $    92.3   $    68.9      $ (25.5)    $ (28.7)
   Unrecognized actuarial (gain) loss                       (44.4)      (25.6)         0.8         4.0
   Unrecognized transition amount                            (3.1)       (4.7)          --          --
   Unrecognized prior service cost                            3.6         4.2           --          --
                                                      -------------------------------------------------
   Net amount recognized                                $    48.4   $    42.8      $ (24.7)    $ (24.7)
Amounts recognized in the consolidated statements
of financial position consist of:
   Prepaid benefit cost                                 $    42.6   $    34.6      $    --     $    --
   Accrued benefit liability                                   --          --        (24.7)      (24.7)
   Intangible asset                                           1.3         2.0           --          --
   Accumulated other comprehensive income                     4.5         6.2           --          --
                                                      -------------------------------------------------
   Net amount recognized                                $    48.4   $    42.8      $ (24.7)    $ (24.7)
Weighted-average assumptions as of December 31:
   Discount rate                                              7.75%       6.75%        7.75%       6.75%
   Long-term rate of return on assets                        11.00%      11.00%        n/a         n/a
   Rate of increase in future compensation levels             5.25%       4.25%        n/a         n/a
   Current year health care cost trend rate                   n/a         n/a          5.00%       6.00%
   Ultimate health care cost trend rate                       n/a         n/a          4.25%       4.25%
-------------------------------------------------------------------------------------------------------

For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits ranges from 5.0 percent in 1999 decreasing gradually to 4.25 percent by the year 2001 and remaining level thereafter.

Assets available for pension plan benefits include approximately $25.2 and $24.2 million of Company stock at December 31, 1999 and 1998, respectively.

The following chart summarizes the cost components associated with the pension and postretirement medical benefit plans:


                                              Pension Benefits                       Other Benefits
------------------------------------------------------------------------------------------------------------
For the years ended December 31,         1999        1998        1997         1999        1998        1997
------------------------------------------------------------------------------------------------------------
Components of net periodic
 benefit (credit) cost
Service cost                          $    6.9    $    5.3     $   4.1       $  0.4     $   0.3     $   0.3
Interest cost                             12.7        11.9        10.7          1.8         1.9         2.1
Expected return on plan assets           (23.0)      (18.5)      (16.8)          --          --          --
Amortization of transition amount         (1.8)       (1.9)       (1.8)          --          --          --
Amortization of prior service cost         0.7         0.8         0.5           --          --          --
Recognized actuarial loss                  1.0         1.0         0.5           --          --         0.1
                                     -----------------------------------------------------------------------
Net periodic benefit (credit) cost    $   (3.5)    $  (1.4)     $ (2.8)      $  2.2     $   2.2     $   2.5
------------------------------------------------------------------------------------------------------------

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $37.7, $30.1 and $2.8 million, respectively, as of December 31, 1999 and $36.6, $29.7 and $3.2 million, respectively, as of December 31, 1998.

The Company's acquisition of SAI in April 1998, resulted in the increase of the pension benefit obligation by $4.2 million and pension plan assets by $3.5 million.

Assumed health care cost trend rates have an effect on the amounts reported for the health care plan. A one percentage point change in the assumed health care cost trend rates would have the following effects:

                                                               1%          1%
                                                             Point       Point
                                                            Increase    Decrease
--------------------------------------------------------------------------------
Effect on total of service and interest cost components     $   0.1    $  (0.1)
Effect on postretirement benefit obligation                     1.2       (1.1)
--------------------------------------------------------------------------------

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

HSB's restricted stock is an award of common shares that may not be sold or transferred during the restriction period, usually three years under the Stock Option Plan and five years under the Long-Term Incentive Plan, from the date on which the award is granted. During the restriction period, the employee is the registered owner, receives dividends and may vote the restricted shares. Compensation expense is based on the market value of the Company's common stock at the date of grant and is recognized over the period of the restriction. Compensation expense for this benefit was $3.7, $1.0 and $0.6 million in 1999, 1998 and 1997, respectively. The unamortized compensation expense related to this plan is included in benefit plans as a component of shareholders' equity. These amounts were $6.9 and $2.2 million in 1999 and 1998, respectively.

A summary of grants follows:

                                            1999         1998         1997
---------------------------------------------------------------------------
Restricted shares awarded                222,227       54,434       30,594
Weighted-average fair value
 of shares on grant date               $   36.08     $  39.86     $  31.93
---------------------------------------------------------------------------

A stock option award under the HSB's Stock Option Plan allows for the purchase of HSB common stock at no less than the market price on the date of grant. Options granted to date are exercisable no earlier than one year after the grant date and expire no more than ten years from the date of grant. The number of shares available for delivery under this plan cannot exceed 4.2 million.

A summary of the status of HSB's stock options as of December 31, 1999, 1998 and 1997 and changes during the years ended on those dates is presented below:


                                                       1999                     1998                     1997
--------------------------------------------------------------------------------------------------------------------------
                                                            Weighted-                 Weighted-                Weighted-
                                                             Average                   Average                    Average
                                                            Exercise                  Exercise                   Exercise
                                               Shares         Price       Shares       Price      Shares         Price
--------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year             2,730,225      $  33.92    2,227,125      $ 32.03    1,979,475       $ 32.44
   Granted                                   1,046,000         36.52      814,500        39.34      558,750         32.55
   Exercised                                  (139,400)        33.99     (279,450)       34.21     (235,500)        31.12
   Forfeited                                   (14,450)        36.84      (31,950)       37.81      (75,600)        33.49
                                           -------------------------------------------------------------------------------
Outstanding at end of year                   3,622,375      $  34.66    2,730,225      $ 33.92    2,227,125       $ 32.03
                                           -------------------------------------------------------------------------------
Options exercisable at end of year           2,588,875      $  33.92    1,923,225      $ 31.65    1,681,875       $ 32.51
Weighted-average fair value of options
   granted during the year                                  $   6.05                   $  4.68                    $  4.24
--------------------------------------------------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding as of December 31, 1999:


                                     Options Outstanding                             Options Exercisable
------------------------------------------------------------------------------------------------------------------
 Range of                             Weighted-               Weighted                           Weighted-
 Exercise           Number             Average                 Average           Number           Average
  Prices         Outstanding          Remaining            Exercise Price      Exercisable    Exercise Price
                                   Contractual Life
------------------------------------------------------------------------------------------------------------------
$27-$30.99          1,077,750            5.09                  $29.98            1,077,750        $29.98
$31-$34.99            789,000            6.48                  $33.43              619,000        $33.16
$35-$38.99          1,605,625            8.16                  $37.72              742,125        $38.63
$39-$42.99            150,000            8.11                  $42.02              150,000        $42.02
                    ---------                                                    ---------
                    3,622,375                                                    2,588,875
------------------------------------------------------------------------------------------------------------------

SFAS No. 123, "Accounting for Stock Based Compensation" allows the use of a fair value based method of accounting for an employee stock option or similar equity instruments or the intrinsic value based method prescribed by Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" with pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company has elected to continue using the intrinsic value based method. Had the Company elected to recognize compensation cost using the fair value based method, compensation would have been measured at date of grant and recognized over the service period. Pro forma net income and earnings per share would have been imputed as follows:


                                                   1999       1998       1997
-------------------------------------------------------------------------------
Net income                      As Reported      $  72.8    $ 134.4    $  66.3
                                  Pro Forma         68.0      131.4       64.5
Earnings per common share -
 basic                          As Reported      $   2.51   $   4.59   $   2.21
                                  Pro Forma          2.35       4.49       2.15
Earnings per common share -
 assuming dilution              As Reported      $   2.50   $   4.21   $   2.20
                                  Pro Forma          2.32       4.12       2.13
-------------------------------------------------------------------------------

These pro forma disclosure amounts derived by the use of SFAS No. 123 are not indicative of future amounts. SFAS No. 123 is not applicable to options granted prior to 1995, and additional options may be granted in future years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                  1999       1998       1997
-------------------------------------------------------------
Risk-free interest rate           5.0%       4.9%       6.3%
Expected life                  6 years    6 years    6 years
Expected volatility              22.2%      15.7%      15.8%
Expected dividend yield           4.7%       4.7%       5.0%
-------------------------------------------------------------


16. Stock Purchase Rights

On September 21, 1998, the Board of Directors approved the adoption of a new shareholder rights plan to replace the plan that was set to expire on November 28, 1998. Pursuant to the new plan, which is substantially similar to the old plan, the Board declared a dividend of one right for each outstanding share of common stock to shareholders of record on November 28, 1998.

The rights will separate from the common stock and become exercisable if a person or group acquires ownership of 15 percent or more of the outstanding common stock of the Company or commences a tender or exchange offer to acquire 15 percent or more of the outstanding shares.

Each right entitles a holder to purchase one two-hundredth of a share of Series A Junior Participating Preferred Stock, without par value at an exercise price of $162.00 per share, subject to adjustment. If an acquirer obtains 15 percent or more of the Company's common stock and the Board of Directors determines that such acquisition is not in the best interest of the shareholders, the rights of shareholders other than the acquirer will entitle the holder to purchase common shares of the Company (or, under certain circumstances, of the acquirer) at a 50 percent discount. Under the plan ERC will not be deemed an acquirer in the event of the conversion of the Convertible Capital Securities it holds into common stock of the Company unless it acquires one percent or more additional shares.

The rights expire on November 28, 2008 and may be redeemed by the Company for $.01 per right any time until the tenth business day following public announcement that a 15 percent position has been acquired.

17. Consolidated Quarterly Data (unaudited)

1999                                          First    Second    Third     Fourth
                                              Quarter  Quarter   Quarter   Quarter     Year
--------------------------------------------------------------------------------------------
Gross earned premiums                       $ 208.9   $ 206.8   $ 200.6   $ 207.5   $823.8
Ceded premiums                                112.4     113.1     107.9     108.5    441.9
                                          -------------------------------------------------
Insurance premiums                             96.5      93.7      92.7      99.0    381.9
Engineering services                           27.6      27.8      30.6      33.6    119.6
Net investment income                          15.7      16.6      16.5      15.3     64.1
Realized investment gains                       7.1      10.2      13.5       9.8     40.6
                                          -------------------------------------------------
   Total revenues                           $ 146.9   $ 148.3   $ 153.3   $ 157.7   $606.2
                                          -------------------------------------------------
Income from continuing operations
 before income taxes and distributions
 on capital securities (1)                  $  36.4   $  38.7   $  32.7   $  18.9   $126.7
Income taxes                                   10.9      11.4       9.3       4.1     35.7
Distributions on capital securities
 of subsidiary trusts, net of income tax        4.5       4.5       4.6       4.6     18.2
                                          -------------------------------------------------
Net income                                  $  21.0   $  22.8   $  18.8   $  10.2   $ 72.8
                                          -------------------------------------------------
Earnings per common share - basic           $   0.72  $   0.79  $   0.65  $   0.35  $  2.51
                                          -------------------------------------------------
Earnings per common share -
 assuming dilution(2)                       $   0.71  $   0.76  $   0.64  $   0.35  $  2.50
                                          -------------------------------------------------
Dividends declared per common share         $   0.42  $   0.42  $   0.44  $   0.44  $  1.72
                                          -------------------------------------------------
Common stock price ranges:
   High                                     $  41.31  $  41.88  $  41.94  $  38.38  $ 41.94
   Low                                      $  35.50  $  35.50  $  34.19  $  31.88  $ 31.88
   Close                                    $  37.13  $  41.19  $  35.19  $  33.81  $ 33.81

Shareholders at December 31,                                                         4,864
------------------------------------------------------------------------------------------

(1) Fourth quarter results reflect pre-tax charges of $5 million related to change in management costs and consolidation and relocation of certain businesses as well as $7 million in losses related to medical equipment insurance contracts.

(2) In the fourth quarter, the assumed conversion of the Company's convertible capital securities is not used in the computation of earnings per share since such inclusion would be antidilutive. Therefore, the quarterly earnings per share will not equal the full year earnings per share.




1998                                                  First    Second    Third     Fourth
                                                     Quarter   Quarter   Quarter   Quarter   Year
----------------------------------------------------------------------------------------------------
Gross earned premiums                               $ 179.7   $ 175.7   $ 212.5   $ 202.6   $770.5
Ceded premiums                                         80.3      85.3     113.0      95.8    374.4
                                                  -------------------------------------------------
Insurance premiums                                     99.4      90.4      99.5     106.8    396.1
Engineering services                                   19.7      22.7      25.3      25.8     93.5
Net investment income                                  15.2      15.9      15.5      17.6     64.2
Realized investment gains                               3.2       7.3       7.9       7.0     25.4
                                                  -------------------------------------------------
   Total revenues                                   $ 137.5   $ 136.3   $ 148.2   $ 157.2   $579.2
                                                  -------------------------------------------------
Income from continuing operations
   before income taxes and
   distributions on capital securities              $  69.6   $  34.8   $  36.1   $  33.4   $173.9
Income taxes                                           22.5       9.3       9.3      10.3     51.4
Distributions on capital securities
   of subsidiary trusts, net of income tax              4.5       4.7       4.6       4.6     18.4
                                                  -------------------------------------------------
Income from continuing operations                   $  42.6   $  20.8   $  22.2   $  18.5   $104.1
Discontinued operations:
   Loss from operations,
    net of income tax benefits                      $  (6.6)  $    --   $    --   $    --   $ (6.6)
   Gain on disposal, net of income taxes               36.9        --        --        --     36.9
                                                  -------------------------------------------------
      Total discontinued operations                 $  30.3   $    --   $    --   $    --   $ 30.3
                                                  -------------------------------------------------
Net income                                          $  72.9   $  20.8   $  22.2   $  18.5   $134.4
                                                  -------------------------------------------------
Earnings per common share - basic:
   Income from continuing operations                $   1.45  $   0.71  $   0.75  $   0.64  $  3.55
   Discontinued operations                              1.04       --        --        --      1.04
                                                  -------------------------------------------------
   Net income                                       $   2.49  $   0.71  $   0.75  $   0.64  $  4.59
                                                  -------------------------------------------------
Earnings per common share - assuming dilution:
   Income from continuing operations                $   1.31  $   0.68  $   0.72  $   0.63  $  3.35
   Discontinued operations                              0.86        --        --        --     0.86
                                                  -------------------------------------------------
   Net income                                       $   2.17  $   0.68  $   0.72  $   0.63  $  4.21
                                                  -------------------------------------------------
Dividends declared per common share                 $   0.40  $   0.40  $   0.42  $   0.42  $  1.64
                                                  -------------------------------------------------
Common stock price ranges:
   High                                             $  44.92  $  53.50  $  57.63  $  42.00  $ 57.63
   Low                                              $  36.45  $  43.17  $  40.38  $  36.00  $ 36.00
   Close                                            $  44.92  $  53.50  $  40.38  $  41.06  $ 41.06

Shareholders at December 31,                                                                 5,045
---------------------------------------------------------------------------------------------------

                                   Schedule I
                                 HSB Group, Inc.
       Summary of investments - other than investments in related parties
                          At December 31, (in millions)

                                                        1999                                           1998
                                    -------------------------------------------------  ------------------------------------------

              Column A                  Column B         Column C         Column D         Column E      Column F      Column G
--------------------------------    -----------------  --------------  --------------  --------------  ------------- ------------

                                                                           Amount                                       Amount
                                                                            Shown                                       Shown
                                                                           In The                                       In The
                                                          Market           Balance                       Market        Balance
Type of Investment                         Cost            Value            Sheet            Cost         Value         Sheet
---------------------------------------------------  --------------   --------------   ------------- ------------  -------------
Fixed Maturities:
 Bonds:
    U.S. government and government
        agencies and authorities          $  0.0          $  0.0           $  0.0          $  0.0       $  0.0         $  0.0
    States, municipalities and
        political subdivisions              37.7            36.6             36.6            47.4         49.3           49.3
    Foreign governments                     16.5            16.6             16.6            21.0         21.3           21.3
    Public utilities                         0.0             0.0              0.0             0.0          0.0            0.0
    Convertibles and bonds with
       warrants attached                     0.0             0.0              0.0             0.0          0.0            0.0
    All other corporate bonds              265.9           235.8            235.8           273.5        276.2          276.2
 Certificates of deposit                     0.0             0.0              0.0             0.0          0.0            0.0
 Mortgage receivable                        10.8            10.8             10.8            11.1         11.1           11.1
 Redeemable preferred stocks               214.8           190.0            190.0           215.5        219.2          219.2
                                      ----------------------------------------------   -----------------------------------------
       Total fixed maturities             $545.7          $489.8           $489.8          $568.5       $577.1         $577.1

Equity securities:
 Common stocks:
    Public utilities                        24.2            23.5             23.5            16.6         19.1           19.1
    Banks and insurance                     13.3            19.1             19.1            39.9         48.7           48.7
    Industrial and other                    91.1           178.6            178.6            84.8        181.5          181.5
 Non-Redeemable preferred stocks           187.9           160.6            160.6           185.0        187.8          187.8
                                      ----------------------------------------------   -----------------------------------------
       Total equity securities            $316.5          $381.8           $381.8          $326.3       $437.1         $437.1

Short-term investments and cash:          $126.5          $126.5           $126.5           $80.6        $80.6          $80.6

                                      ----------------------------------------------   -----------------------------------------

       Total investments                  $988.7          $998.1           $998.1          $975.4     $1,094.8       $1,094.8
                                      ==============================================   =========================================

                                   Schedule II
                          HSB Group, Inc. (Registrant)
               Condensed Financial Information of HSB Group, Inc.
                            Balance Sheet Information
                          At December 31, (in millions)


                                                                      1999           1998
                                                             ------------------------------
Assets
Cash                                                                $  0.1         $  0.1
Short-term investments, at cost                                        7.4            2.1
Investment in subsidiaries                                           664.3          780.2
Fixed maturities, at fair value (cost-$90.1; $47.9)                   79.4           47.2
Equity securities, at fair value (cost-$70.1; $45.2)                  56.4           43.4
Other assets                                                          15.1            2.9
                                                             -------------------------------
     Total assets                                                   $822.7         $875.9
                                                             ==============================

Liabilities
Dividends and distributions on capital securities                   $ 24.0         $ 23.2
Other liabilities                                                     13.2           24.5

                                                             ------------------------------
     Total liabilities                                                37.2           47.7
                                                             ------------------------------

Company obligated mandatorily redeemable capital
 securities of subsidiary Trust I holding solely
 junior  subordinated  deferrable interest
 debentures of the Company, net of unamortized
 discount of $1.0 and $1.1                                           109.0          108.9

Company obligated mandatorily redeemable convertible
 capital  securities of subsidiary  Trust II
 holding  solely junior  subordinated
deferrable interest debentures of the Company                        300.0          300.0

Shareholders' Equity
Common stock                                                          10.0           10.0
Additional paid-in capital                                            36.2           33.5
Accumulated other comprehensive income                                (1.9)          66.8
Retained earnings                                                    339.1          311.2
Benefit plans                                                         (6.9)          (2.2)
                                                             ------------------------------
     Total shareholders' equity                                      376.5          419.3
                                                             ------------------------------
     Total liabilities and shareholders' equity               $      822.7         $875.9
                                                             ==============================


These condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of HSB Group, Inc. (see pages 46 through 76).

                          HSB Group, Inc. (Registrant)
               Condensed Financial Information of HSB Group, Inc.
                    Condensed Statement of Income Information
                 For the years ended December 31, (in millions)



                                                     1999          1998
                                                  ------------------------
Revenues:
Net investment income                              $  9.6       $   6.4
Realized investment (losses) gains                   (0.4)          1.0
                                                  ------------------------

Income before income taxes and
distributions on capital securities                   9.2           7.4

Income taxes                                          3.2           2.5


Distributions on capital securities
 of subsidiary trusts, net of
 income taxes of $9.8 and $9.9                       18.2          18.4

                                                  ------------------------

Net Loss - Parent only                              (12.2)        (13.5)


Equity in net income of subsidiaries                 85.0         147.9
                                                  ------------------------

Net income                                         $ 72.8       $ 134.4
                                                  ========================

These condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of HSB Group, Inc. (see pages 46 through 76).

                          HSB Group, Inc. (Registrant)
               Condensed Financial Information of HSB Group, Inc.
                  Condensed Statement of Cash Flows Information
                 For the years ended December 31, (in millions)


                                                                  1999         1998
                                                            -------------------------
Operating Activities:
      Net income                                              $    72.8    $   134.4
      Adjustments to reconcile Net Income
       to cash provided by operating activities:
        Amortization                                                0.1         -
        Deferred income taxes                                       0.2         -
        Undistributed earnings loss (earnings)
         of subsidiaries *                                         67.7        (91.8)
        Distributions on capital securities                        28.0         28.3
        Realized investment losses (gains)                          0.4         (1.0)
        Change in balances, net of effects from
         purchases of subsidiary:
         Decrease in other assets                                  (0.1)         9.2
         (Decrease) increase in other liabilities                 (18.8)        22.2
                                                            -------------------------
      Cash provided by operating activities                       150.3        101.3
                                                            -------------------------

Investing Activities:
      (Purchase) sale of short-term investments, net               (5.3)        58.4
      Purchase of fixed maturities                                (80.2)       (48.0)
      Proceeds from sale of fixed maturities                       37.3         12.3
      Purchase of equity securities                               (28.2)       (26.6)
      Proceeds from sale of equity securities                       3.6          8.7
      Purchase of Solomon Associates, Inc.,
       net of cash acquired                                          -          (2.1)
                                                            -------------------------
      Cash (used in) provided by investing activities             (72.8)         2.7
                                                            -------------------------

Financing Activities:
      Dividends and distributions on capital securities           (77.1)       (66.2)
      Exercise of stock options                                     4.0          9.3
      Reacquisition of stock                                       (4.4)       (47.7)
                                                            -------------------------
      Cash used in financing activities                           (77.5)      (104.6)
                                                            -------------------------

Change in cash
                                                                    -           (0.6)

Cash at beginning of period
                                                                    0.1          0.7

Cash at end of period                                         $     0.1      $   0.1

                                                            =========================



*    Dividends  received from The Hartford Steam Boiler Inspection and Insurance
     Company  were  $152.7   million  and  $56.1   million  in  1999  and  1998,
     respectively.

These condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of HSB Group, Inc. (see pages 46 through 76).

                                                              Schedule III
                                                            HSB Group, Inc.
                                                  Supplementary Insurance Information
                                         At December 31 and for the years then ended (in millions)


   Column A    Column B*   Column C*  Column D*   Column E*    Column F  Column G**  Column H     Column I      Column J   Column K
------------ ------------ ---------- ----------- ----------- ----------- ---------- ----------- -------------- ----------- --------

Segment        Deferred     Future     Unearned    Other       Premium     Net        Benefits,   Amortization     Other    Premiums
              acquisition   policy     premiums    policy      revenue  investment    claims,     of prepaid     operating  written
                costs       Benefits              Claims and             income      losses and     policy        expense
                            and                   Benefits                           settlement   acquisition
                            Losses,               Payable                            expenses       claims
                            And loss
                            Expenses
------------------------------------------------------------------------------------------------------------------------------------
1999:
 Commercial  $  -          $  -         $  -       $  -       $ 335.2     $ -          $130.0        $ 78.1       $ 107.1     $351.7

 Global
  Special
  Risk          -             -            -          -          45.6       -            24.0          12.8         (0.5)       11.8
 Other
  Segments      -             -            -          -           1.1       -            11.8          (1.7)        (1.0)        3.2
             ---------- ------------ --------- ------------ ---------- ----------- ---------- -------------  ------------ ----------
    Total    $  -          $  -         $  -       $  -       $ 381.9     $ -          $165.8        $ 89.2       $105.6      $366.7
             ========== ============ ========= ============ ========== =========== ========== =============  ============ ==========

1998:
 Commercial  $  -          $  -         $  -       $  -       $ 306.3    $  -          $124.6        $ 67.6       $ 95.6      $327.5

 Global
  Special
  Risk          -             -            -          -          83.6       -            46.6           0.9         18.1        20.3
 Other
  Segments      -             -            -          -           6.2       -             3.7          (2.2)          -          4.8
            ---------- ------------- --------- ------------ ---------- ----------- ---------- -------------  ------------ ----------
    Total    $  -          $  -         $  -       $  -       $ 396.1    $  -          $174.9        $ 66.3       $113.7      $352.6
            ========== ============= ========= ============ ========== =========== ========== =============  ===========  ==========

1997:

 Commercial  $  -          $  -         $  -        $ -       $ 269.0    $  -          $103.9        $ 59.5       $ 83.2      $277.4

 Global
  Special
  Risk          -             -            -          -         217.1       -           111.4          31.0         58.3       217.3
 Other
  Segments      -             -            -          -           5.1       -             2.6           0.2          1.3         3.8
            ---------- ------------- --------- ------------  ---------- ---------- ---------- -------------  ------------ ----------
   Total     $  -          $  -         $  -        $ -       $ 491.2    $  -          $217.9        $ 90.7       $142.8      $498.5
            ========== ============= ========== ============ ========== ========== =========== =============  =========== ==========


* Segment assets are not included in management's evaluation and allocation of resources to segments.

** Investment assets are managed by and investment income is allocated to the Company's Investment segment.

                                                         Schedule IV
                                                       HSB Group, Inc.
                                                        Reinsurance
                                       For the years ended December 31, (in millions)




Column A              Column B           Column C             Column D           Column E          Column F
Insurance              Gross             Ceded to             Assumed            Net            Percentage of
Premiums               Amount             Other               From Other         Amount             Amount
                                         Companies            Companies                         Assumed to Net
-------------------------------------------------------------------------------------------------------------------------
1999
Property and
Liability
Insurance            $452.8              $441.9                $371.0           $381.9              97.1%

1998
Property and
Liability
Insurance            $408.8              $374.4                $361.7           $396.1              91.3%


1997
Property and
Liability
Insurance            $370.1              $118.1                $239.2           $491.2              48.7%



                                                           Schedule V
                                                         HSB Group, Inc.
                                                Valuation and Qualifying Accounts
                                                  At December 31, (in millions)


Column A                                    Column B            Column C         Column D           Column E         Column F
----------------------------------------------------------------------------------------------------------------------------------
                                            Balance at          Charged to       Charged to                          Balance
                                            Beginning of        Costs and        Other              Deductions       At End of
Description                                 Period              Expenses         Accounts           Describe (a)     Period
----------------------------------------------------------------------------------------------------------------------------------
1999
Reserve for Accounts Receivable                $3.9               $2.0            $0.0                $1.0           $4.9

1998
Reserve for Accounts Receivable                $3.6               $0.5            $0.0                $0.2           $3.9

1997
Reserve for Accounts Receivable                $3.0               $0.9            $0.0                $0.3           $3.6


(a) Engineering Services and Insurance Premium Receivables written off as uncollectible.



                                                              Schedule VI
                                                            HSB Group, Inc.
                               Supplemental Information Concerning Property-Casualty Insurance Operations
                                         At December 31 and for the years then ended (in millions)

   Column A   Column B     Column C     Column D    Column E  Column F Column G      Column H         Column I     Column J Column K
------------ ----------- ------------ ------------ ---------- -------- --------- ----------------- -------------- --------- --------

                         Reserves for                                            Claims and Claims  Amortization
                         Unpaid Claims    Discount                        Net   Adjustment Expenses  of Prepaid  Paid Claims
Affiliation     Prepaid   And Claim       if any,                       Invest- Incurred Related to   Policy      and Claim
with          Acquisition  Adjustment    deducted    Unearned   Earned   ment   Current    Prior    Acquisition  Adjustment Premiums
Registrant(a)    Costs      Expenses     in Column C Premiums   Premiums Income   Year      Year      Costs      Expenses   Written
------------------------------------------------------------------------------------------------------------------------------------

    1999        52.9         782.3           -        420.1      381.9   64.1     165.4       0.4        89.2     179.4       366.7


    1998        46.6         558.2           -        464.6      396.1   64.2     164.0      10.9        66.3     196.0       352.6


    1997        42.5         276.7           -        287.3      491.2   36.8     209.5       8.4        90.7     204.9       498.5

(a) Consolidated property-casualty entities

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.


         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     "Nominees for Election to the Board of Directors for Three-Year Term Expiring in 2003" and "Members of the Board of Directors Continuing in Office" on pages 2-4 of the Company's Proxy Statement dated March 16, 2000 are incorporated herein by reference. Also see pages 22 -- 23 herein.

Item 11.  Executive Compensation.

     "Meetings and Remuneration of the Directors" on pages 5-6, "Human Resources Committee Report on Executive Compensation" on pages 8-11, "Summary Compensation Table" on page 12, "Stock Option and Long-Term Incentive Plan Tables" on pages 13-14, "Retirement Plans" on pages 14-15, "Employment Arrangements" on pages 15-17, "Compensation Committee Interlocks and Insider Participation" on page 17, and "Performance Graph" on page 17 of the Company's Proxy Statement dated March 16, 2000 are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     "Security Ownership of Certain Beneficial Owners and Management" on pages 6-8 of the Company's Proxy Statement dated March 16, 2000 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     "Compensation Committee Interlocks and Insider Participation" on page 17 of the Company's Proxy Statement dated March 16, 2000 is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K.

     (a) The financial statements and schedules listed in the Index to Financial Statements and Financial Statement Schedules on page 43 herein are filed as part of this report.

     (b) Reports on Form 8-K -

          (i) Form 8-K dated October 25, 1999 to report third quarter 1999 results of Registrant;
          (ii) Form 8-K dated November 29, 1999 to report election of Richard Booth as President and Chief Executive Officer and retirement of Gordon W. Kreh;
          (iii)Form 8-K dated November 30, 1999 to report declaration of dividend by Registrant;
          (iv) Form 8-K dated January 18, 2000 to announce Registrant's anticipated 1999 net income;

          (v) Form 8-K dated January 24, 2000 to report fourth quarter 1999 results of Registrant and declaration of dividend by Registrant;
          (vi) Form 8-K dated March 6, 2000 to announce election of Richard Booth as Chairman.


     (c) The exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      HSB GROUP, INC.
       (Registrant)


By:  /s/ Richard H. Booth
      Richard H. Booth
      Chairman, President and Chief
      Executive Officer
      March 29, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       (Signature)                                     (Title)

By:/s/  Richard H. Booth
    Richard H. Booth                              Chairman, President,
    March 29, 2000                               Chief Executive Officer
                                                    and Director

  /s/ Saul L. Basch                          Senior Vice President, Treasurer
    Saul L. Basch                              and Chief Financial Officer
    March 29, 2000                           (Principal Financial Officer and
                                               Principal Accounting Officer)

  /s/ Robert C. Walker
      Robert C. Walker                      Senior Vice President and General
      March 29, 2000                        Counsel

(Joel B Alvord)*                                       Director


(Colin G. Campbell)*                                   Director


(Richard G. Dooley)*                                   Director


(William B. Ellis)*                                    Director


(Henrietta Holsman Fore)*                              Director

(E. James Ferland)*                                    Director


(Simon W. Leathes)*                                    Director



*By:  /s/ Robert C. Walker
     Robert C. Walker
     (Attorney-in-Fact)
     March 29, 2000

                                INDEX TO EXHIBITS

Exhibit
Number      Description

**(3)(i) Certificate of Incorporation of HSB Group, Inc., incorporated by reference to Exhibit 3(i) to the Registrant's Form 10-K for the year ended December 31, 1997, File Number 001-13135.

  (3)(ii)      By-laws of HSB Group, Inc.

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

  (10)(iii)  **(a)  Employment  Agreement  dated  February  3, 1997 between HSBIIC and various executive officers, assumed by Registrant; incorporated by reference to HSBIIC's Form 10-K for the year ended December 31, 1996, filed with the Commission on March 31, 1997, File No. 001-10527 (the "1996 10-K").*

               (b)  Employment   Agreement   dated  November  29,  1999  between
                    Registrant and Richard H. Booth.*

             **(c) HSB Group, Inc. Long-Term Incentive Plan, as amended and restated effective September 21, 1998, incorporated by reference to Exhibit 10(iii)(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File Number 001-13135.*

             **(d) HSB Group, Inc. Short-Term Incentive Plan, as amended and restated effective January 1, 1998, incorporated by reference to Exhibit (iii)(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File Number 001-13135.*

             **(e) HSB Group, Inc. 1985 Stock Option Plan, as amended and restated as of September 21, 1998, incorporated by reference to Exhibit 10(iii)(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File Number 001-13135.*

               (f) HSB Group, Inc. 1995 Stock Option Plan, as amended and restated effective April 20, 1999. *

            ** (g) Pre-Retirement Death Benefit and Supplemental Pension Agreement between HSBIIC and various executive officers, as amended and restated effective March 14, 1997, assumed by Registrant, incorporated by reference to the 1996 10-K. *

             **(h) Pre-Retirement Death Benefit and Supplemental Pension Agreement between HSBIIC and William A. Kerr, dated March 14, 1997, assumed by Registrant, incorporated by reference to the 1996 10-K. *

             **(i) Pre-Retirement Death Benefit and Supplemental Pension Agreement between HSBIIC and Robert C. Walker, dated March 14, 1997, assumed by Registrant, incorporated by reference to the 1996 10-K.*

               (j)  Pre-Retirement   Death  Benefit  and  Supplemental   Pension
                    Agreement between Registrant and Richard H. Booth, dated November 29, 1999.*

               (k)  Continuing   Services  and  Retirement   Agreement   between
                    Registrant and Gordon W. Kreh dated March 3, 2000.*

             **(l) HSB Group, Inc. Directors Stock and Deferred Compensation Plan, as amended and restated effective September 21, 1998, incorporated by reference to Exhibit 10(iii)(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File Number 001-13135.*

             **(m) Description of certain arrangements not set forth in any formal documents, as described on pages 5 - 6 , with respect to directors' compensation, and on pages 8 -16, with respect to executive officer's compensation, which pages are incorporated by reference to Registrant's Proxy Statement dated and filed March 16, 2000. *

(21) Subsidiaries of the Registrant.

(23) Consent of experts and counsel - consent of PricewaterhouseCoopers LLP.

(24) Power of attorney.

(27) Financial Data Schedule.

* Management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

** Previously filed.
                                       91