Form 10-Q
period 2000-03-31
HSB GROUP INC
filed 2000-05-15
CIK 1034588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/x/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's common stock without par value, as of April 30, 2000: 29,026,521.

                                 HSB GROUP, INC.

                                      INDEX


PART I   FINANCIAL STATEMENTS                                          PAGE

      Item 1 - Financial Statements

      Consolidated Statements of Operations for the
       Quarters ended March 31, 2000 and 1999 (unaudited).............. 3

      Consolidated Statements of Comprehensive Income
       for the Quarters ended March 31, 2000 and 1999 (unaudited)...... 4

      Consolidated Statements of Financial Position
       as of March 31, 2000 (unaudited) and December 31, 1999 ......... 5

      Consolidated Statements of Cash Flows for the
       Quarters ended March 31, 2000 and 1999 (unaudited) ............. 6

      Notes to Consolidated Financial Statements (unaudited)........... 7

      Item 2 - Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations...10

PART II  OTHER INFORMATION

      Item 1 - Legal Proceedings.......................................18
      Item 6 - Exhibits and Reports on Form 8-K........................18

SIGNATURES.............................................................19

                                 HSB GROUP, INC.
                      Consolidated Statements of Operations
                                    Unaudited
                      (in millions, except per share data)

                                                                 Quarter
                                                              Ended March 31
                                                            2000          1999
                                                        ------------------------
Revenues:
  Gross earned premium                                   $ 182.1       $ 208.9
  Ceded premiums                                            90.8         112.4
                                                        ------------------------
  Insurance premiums                                        91.3          96.5
  Engineering services                                      37.0          27.6
  Net investment income                                     14.9          15.7
  Realized investment gains                                 13.3           7.1
                                                        ------------------------
     Total revenues                                        156.5         146.9
                                                        ------------------------
Expenses:
  Claims and adjustment                                     38.8          38.3
  Policy acquisition                                        19.8          22.6
  Underwriting and inspection                               26.6          24.0
  Engineering services                                      34.0          25.2
  Interest                                                   0.6           0.4
                                                        ------------------------
     Total expenses                                        119.8         110.5
                                                        ------------------------
Income before income taxes and distributions
 on capital securities                                  $   36.7      $   36.4

Income taxes (benefit):
   Current                                                  16.1           8.2
   Deferred                                                 (3.9)          2.7
                                                        ------------------------
     Total income taxes                                 $   12.2      $   10.9

Distribution on capital securities
  of subsidiary trust, net of income tax
  benefits of $2.5 and $2.4                                  4.7           4.5
                                                       -------------------------
Net income                                              $   19.8      $   21.0
                                                        ========================
Per share data:

Net income per common share-basic                       $    0.68     $    0.72
                                                        ========================
Basic weighted-average common shares outstanding            29.1          28.9

Net income per common share-assuming dilution           $    0.68     $    0.71
                                                        ========================
Diluted weighted-average common shares outstanding          34.4          34.5

Dividends declared per share                            $    0.44     $    0.42




See Notes to Consolidated Financial Statements.

                                 HSB GROUP, INC.
                 Consolidated Statements of Comprehensive Income
                                    Unaudited
                                  (in millions)

                                                               Quarter
                                                           Ended March 31,
                                                          2000           1999
                                                    ----------------------------

Net income                                           $     19.8       $    21.0

Other comprehensive income, net of tax:
 Unrealized gains (losses) on securities:

   Unrealized holding gains (losses) arising
    during the period, net of taxes
    (benefits) of $2.3 and ($4.2)                           3.9            (8.0)

   Add: reclassification adjustments for
    gains included in net income                           (8.6)           (4.6)
                                                    ----------------------------

     Total unrealized losses on securities                 (4.7)          (12.6)

   Foreign currency translation adjustments,
     net of income taxes                                   (0.3)            0.3
                                                    ----------------------------

   Other comprehensive income                              (5.0)          (12.3)

                                                    ----------------------------
   Comprehensive income                              $     14.8      $      8.7
                                                    ============================

See Notes to Consolidated Financial Statements.

                                 HSB GROUP, INC.
                  Consolidated Statements of Financial Position
                      (In millions, except per share data)

                                                  March 31,
                                                    2000           December 31,
                                                 (Unaudited)           1999
                                            ------------------------------------
Assets:
   Cash and cash equivalents                    $     77.0        $     73.0
   Short-term investments, at cost                    41.1              53.5
   Fixed maturities, at fair value
    (cost - $540.1; $545.7)                          488.6             489.8
   Equity securities, at fair value
    (cost - $310.6;  $316.6)                         364.5             381.8
                                                --------------------------------
     Total cash and invested assets                  971.2             998.1

   Reinsurance assets                                713.8             850.3
   Insurance premiums receivable                      58.2             104.4
   Engineering services receivable                    39.5              39.1
   Fixed assets                                       55.6              58.2
   Prepaid acquisition costs                          43.5              52.9
   Capital lease                                      14.9              13.8
   Deferred income taxes                               3.5               -
   Other assets                                      150.3             146.4
                                                --------------------------------
     Total assets                               $  2,050.5        $  2,263.2
                                                ================================

Liabilities:
   Unearned insurance premiums                  $    324.5        $    420.1
   Claims and adjustment expenses                    735.5             782.3
   Short-term borrowings                              24.5              41.5
   Long-term borrowings                               25.1              25.1
   Capital lease                                      29.0              27.8
   Deferred income taxes                               -                 2.8
   Dividends and distributions on
    capital securities                                18.6              24.0
   Ceded reinsurance payable                          17.9              66.3
   Other liabilities                                  93.2              87.8
                                                --------------------------------
     Total liabilities                             1,268.3           1,477.7
                                                --------------------------------

Company obligated  mandatorily
 redeemable capital  securities
 of subsidiary Trust I holding
 solely junior  subordinated
 deferrable interest debentures
 of the Company, net of unamortized
 discount of $1.0 in 2000 and 1999                   109.0             109.0

Company obligated  mandatorily
 redeemable convertible capital
 securities of subsidiary Trust
 II holding solely junior subordinated
 deferrable interest debentures of
 the Company                                         300.0             300.0

Shareholders' equity:
   Common stock (stated value; shares
    authorized 50.0; shares issued
    and outstanding 28.9; 29.1)                       10.0              10.0
   Additional paid-in capital                         35.0              36.2
   Accumulated other comprehensive income             (6.9)             (1.9)
   Retained earnings                                 342.7             339.1
   Benefit plans                                      (7.6)             (6.9)
                                                --------------------------------
     Total shareholders' equity                      373.2             376.5
                                                --------------------------------
     Total                                      $  2,050.5        $  2,263.2
                                                ================================

Shareholders' equity per common share           $     12.92       $     12.95

See Notes to Consolidated Financial Statements.

                                 HSB GROUP, INC.
                      Consolidated Statements of Cash Flows
                                    Unaudited
                                  (in millions)

                                                                  Quarter
                                                               Ended March 31,
                                                               2000       1999
                                                            --------------------
Operating Activities:
Net income                                                   $ 19.8     $ 21.0
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                                6.0        5.1
   Deferred  income taxes (benefit)                            (3.9)       2.7
   Realized investment gains, net                             (13.3)      (7.1)
   Distributions on capital securities                          7.2        6.9
   Change in balances:
     Insurance premiums receivable                             46.2       37.0
     Engineering services receivable                           (0.4)      (6.3)
     Prepaid acquisition costs                                  9.4       (3.9)
     Reinsurance assets                                       136.5       (6.9)
     Unearned insurance premiums                              (95.6)     (23.3)
     Claims and adjustment expenses                           (46.8)       7.7
     Ceded reinsurance payable                                (48.4)      (7.2)
     Other                                                      1.2       (3.3)
                                                             -------------------

       Cash provided by operating activities                   17.9       22.4
                                                             -------------------

Investing Activities:
Fixed asset additions, net                                     (1.5)      (3.3)

Investments:
   Sale (purchase) of short-term investments, net              12.3      (28.3)
   Purchase of fixed maturities                               (22.3)     (13.6)
   Proceeds from sale of fixed maturities                      27.0       16.0
   Redemption of fixed maturities                               -          2.7
   Purchase of equity securities                              (34.9)     (56.6)
   Proceeds from sale of equity securities                     55.0       68.1
                                                             -------------------

       Cash provided by (used in) investment activities        35.6      (15.0)
                                                             -------------------

Financing Activities:
(Decrease) increase in short-term borrowings                  (17.1)       4.4
Dividends and distributions on capital securities             (25.3)     (24.4)
Reacquisition of stock                                         (7.1)      (2.2)
Exercise of stock options                                        -         0.2
                                                             -------------------

       Cash used in financing activities                      (49.5)     (22.0)
                                                             -------------------

   Net increase (decrease) in cash and cash equivalents         4.0      (14.6)

   Cash and cash equivalents at beginning of period            73.0       18.3
                                                             -------------------

   Cash and cash equivalents at end of period                $ 77.0     $  3.7
                                                             ===================

Interest paid                                                $  0.9     $  1.3
                                                             -------------------

Federal income tax paid                                      $  3.0     $  1.8
                                                              ------------------
See notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in millions, except per share amounts)

                                   (Unaudited)
1.       General

         The interim consolidated financial statements in this report present the consolidated accounts of HSB Group, Inc. and its subsidiaries (collectively, HSB or the Company). They include adjustments based on management's best estimates and judgments, including estimates of future loss payments, which are necessary to present a fair statement of the results for the interim periods reported. These adjustments are of a normal, recurring nature. The financial statements are prepared on the basis of generally accepted accounting principles and should be read in conjunction with the financial statements and related notes in the 1999 Annual Report.

2.       Industrial Risk Insurers


         The joint underwriting association that was known as HSB Industrial Risk Insurers is now known as Industrial Risk Insurers (IRI), effective January 1, 2000. The reinsurance agreements effective January 1, 1998 between the Hartford Steam Boiler Inspection and Insurance Company (HSBIIC), Employers Reinsurance Corporation (ERC) and Industrial Risk Insurers were terminated with respect to loss or liabilities arising out of occurrences taking place on or after January 1, 2000. As a result, HSBIIC no longer retains 85 percent of the equipment breakdown insurance and 15 percent of the property insurance of the combined insurance portfolio for risks arising on or after January 1,2000.

         Concurrent with the termination of the reinsurance agreements, HSBIIC, ERC and IRI also replaced the operating agreement dated January 1, 1998. The new agreement, effective January 1, 2000, calls for HSBIIC to retain 0.5 percent membership share in IRI with the ability to increase its total share up to a maximum of 10 percent, at no cost, at HSBIIC's option. In addition, the new agreements also establish an arrangement for HSB to perform equipment breakdown engineering and inspection services for clients of IRI.



3.        Recent Accounting Developments


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

         In October 1998, AcSEC issued SOP 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk (SOP 98-7)." SOP 98-7 identifies several methods of deposit accounting and provides guidance on the application of each method. This SOP became effective for financial statements for fiscal years beginning after June 15, 1999. The adoption and impact of SOP 98-7 has not had a material impact on the Company's results of operations, financial condition or cash flows, as the Company is not party to any contracts that do not comply with the risk transfer provisions of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts."



4.       Legal Proceedings

         The Company is involved in various legal proceedings as defendant or co-defendant that have arisen in the normal course of its business. In the judgment of management, after consultation with counsel, it is improbable that any liabilities, which may arise from litigation, will have a material adverse impact on the results of operations or the financial position of the Company.


5.       Earnings per Share

         Computation of Earnings per Share for the quarter ended March 31:

                                                            2000                              1999
                                            ---------------------------------    --------------------------------
                                            Income       Shares       Per Share    Income     Shares    Per Share


           Net Income                       $ 19.8                                $ 21.0

           Basic Earnings per Share:
           Income available to common
                shareholders                $ 19.8                                $ 21.0
           Weighted average common
                shares outstanding                        29.1                                  28.9
           Earnings per Share  - basic                                 $ 0.68 *                           $ 0.72 *
           Effect of dilutive securities:
           After-tax distributions on
            convertible capital securities  $  3.4                                $  3.4
            Convertible capital securities                 5.3                                   5.3
            Stock options                                   -                                    0.3

           Diluted Earnings per Share:
           Net Income available to
           common shareholders and
           assumed  conversions             $ 23.2        34.4                    $ 24.4        34.5
           Earnings per Share - assuming
           dilution                                                   $ 0.68 *                            $ 0.71 *


          * Computation excludes rounding.


6.       Segment Information

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

         The following presents revenue and net income from the Company's reportable segments and reconciles these amounts to the corresponding consolidated totals:

           For the quarters ended March 31,                   2000        1999
           ---------------------------------------------------------------------

           Revenues from continuing operations
           Insurance premiums:
           Commercial                                    $    88.0     $   80.3
           Global Special Risks                                4.4         15.7
           Engineering services                               37.0         27.6
           Net investment income and
            realized investment gains                         28.2         22.8
                                                       ------------- -----------
           Total revenues from reportable segments           157.6        146.4
           Other segments                                     (1.1)         0.5
                                                       ------------- -----------
           Total revenues                                  $ 156.5      $ 146.9
                                                       ============= ===========
           Net income (loss):
           Commercial                                      $   4.4      $   1.4
           Global Special Risks                               (1.9)         5.2
           Engineering services                                1.3          1.3
           Investments                                        19.1         16.0
                                                       ------------- -----------

           Total net income from reportable segments          22.9         23.9
           Other segments                                     (0.3)          -
           Corporate account                                   1.9          1.6
           Distributions on capital securities                (4.7)        (4.5)
                                                       ------------- -----------
           Net income                                     $   19.8       $ 21.0
                                                       ============= ===========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF CONSOLIDATED FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000

RESULTS OF OPERATIONS
(dollar amounts in millions)

Consolidated Overview
                                                        Quarter Ended
                                                           March 31,
                                                     2000              1999
                                                     ----              ----
Revenues:

Gross earned premiums                            $     182.1         $  208.9
Ceded premiums                                          90.8            112.4
                                                 -----------         --------

Insurance premiums                                      91.3             96.5

Engineering services                                    37.0             27.6

Net investment income                                   14.9             15.7

Realized investment gains                               13.3              7.1
                                                 -----------         --------

Total revenues                                   $     156.5         $  146.9
                                                 -----------         --------


Pre-tax income                                   $      36.7         $   36.4

Income taxes                                            12.2             10.9

Distributions on capital securities, net of tax          4.7              4.5
                                                 -----------         --------

Net income                                       $      19.8         $   21.0
                                                 -----------         --------

Net income per common share:

     Basic                                       $     0.68          $   0.72
     Assuming dilution                           $     0.68          $   0.71



Overview of Results of Operations

The Company's first quarter 2000 after-tax earnings decreased 6 percent from the first quarter of 1999 due primarily to reduced underwriting profits, offset in part by higher income from engineering services and income from investment operations. The change in underwriting results reflects higher claim severity in our Global Special Risk business, partially offset by solid growth in our domestic commercial equipment breakdown business. In addition, insurance premiums and net income were negatively impacted by the change in the reinsurance agreements with IRI effective January 1, 2000. The gains in engineering services reflect a 34 percent increase in engineering service revenues over the first quarter of 1999. Realized gains increased to $13.3 million for the quarter as the Company shifted some investments out of common stocks and utilized a portion of the proceeds to fund share repurchases.

The effective tax rate for the first quarter was 33 percent compared to 30 percent for the comparable prior period. The change in the effective tax rate for the first quarter of 2000 relates to increases in non-deductible goodwill and less dividends received deductions. Typically tax rate fluctuations occur as underwriting and engineering services results and realized gains change the mix of pre-tax income between fully taxable earnings and tax preferred earnings that can be obtained by investing in certain instruments. The Company continues to manage its use of tax advantageous investments to maximize after tax earnings.



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

In October 1998, AcSEC issued SOP 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk (SOP 98-7)." SOP 98-7 identifies several methods of deposit accounting and provides guidance on the application of each method. This SOP became effective for financial statements for fiscal years beginning after June 15, 1999. The adoption and impact of SOP 98-7 has not had a material impact on the Company's results of operations, financial condition or cash flows, as the Company is not party to any contracts that do not comply with the risk transfer provisions of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts."




Insurance Operations
                                                         Quarter Ended
                                                            March 31,

                                                     2000              1999
                                                     ----              ----

Gross earned premiums                            $     182.1         $  208.9
Ceded premiums                                          90.8            112.4
                                                 -----------          --------

Insurance premiums                                      91.3             96.5

Claims and adjustment expenses                          38.8             38.3

Underwriting, acquisition and other expenses            46.4             46.6
                                                 -----------           -------

Underwriting gain                                $       6.1         $   11.6
                                                 ============          =======

Loss ratio                                              42.4%            39.7%
Expense ratio                                           50.9%            48.0%
                                                  -----------          -------

Combined ratio                                          93.3%            87.7%
                                                  ===========          =======


Insurance operations include the underwriting results of The Hartford Steam Boiler Inspection and

Insurance Company (HSBIIC), HSB Engineering Insurance Limited (EIL), The Boiler Inspection and Insurance Company of Canada (BI&I), The Allen Insurance Company, Ltd., The Hartford Steam Boiler Inspection and Insurance Company of Connecticut, The Hartford Steam Boiler Inspection and Insurance Company of Texas, and HSBIIC's participation in Industrial Risk Insurers and various other pools.

Gross earned premiums in the first quarter of 2000 decreased 12.8 percent in comparison to the first quarter of 1999. This was primarily attributed to a 31 percent decline in Global Special Risks gross earned premiums, offset, in part, by an 11% increase in Commercial premiums. The decline in Global Special Risks gross earned premiums primarily resulted from the Company's decision to reduce its risk bearing position in Industrial Risk Insurers, effective January 1, 2000. The increase in Commercial gross earned premiums related primarily to increases in our domestic commercial assumed equipment breakdown business through our HSB ReSource product.

Ceded premiums decreased 19.2 percent for the first quarter of 2000 compared to the first quarter of 1999. This is consistent with the decline in gross earned premiums for the same period and also reflects changes in the structure of some of the Company's reinsurance programs which now utilize significantly less quota share reinsurance on certain of our books of business as well as changes in the IRI agreements.

The loss ratio increased from 39.7 percent in the first quarter of 1999 to 42.4 percent in the current quarter. The increase primarily related to increased severity in the first quarter of 2000 related to equipment breakdown failures in our Global Special Risk large risk business. This increase in the loss ratio was offset, in part, by improvement in the Commercial loss ratio.

The expense  ratio  increased  from 48.0 percent in the first quarter of 1999 to
50.9 percent in first quarter of 2000. The increase in the expense ratio was primarily attributed to increases in underwriting and inspection expenses. This increase was largely due to the reduced management fees related to the Company's decision to reduce its risk bearing position in IRI, which are reflected as a reduction of expenses. The expense ratio increase was offset, in part, by the domestic Commercial expense ratio which decreased as certain fixed costs were absorbed on higher net earned premiums.


The following information summarizes net earned premiums and net income by reportable insurance segment:

                                                          Quarter Ended
                                                            March 31,
                                                     2000              1999
                                                     ----              ----

Commercial:

   Net earned premiums                           $   88.0           $   80.3
   Net income                                         4.4                1.4

Global Special Risks:
   Net earned premiums                           $    4.4           $   15.7
   Net income                                        (1.9)               5.2


Net earned premiums in the Commercial segment increased $7.7 million in the first quarter of 2000 compared with the first quarter of 1999 due primarily to continued growth in our client company business. Net income for the quarter was also favorably impacted by reduced claim frequency and the absorption of fixed costs on higher retained gross earned premiums. This resulted in favorable changes in the Commercial loss and expense ratios compared with the first quarter of 1999.

Global Special Risks' net earned premiums declined $11.3 million in the first quarter of 2000 compared to the first quarter of 1999 due primarily to the changes in the IRI agreements. In addition, these decreases related to price erosion and are reflective of the Company's continued commitment to follow strict pricing and underwriting guidelines. Global Special Risks' net income for first quarter of 2000 compared to the first quarter of 1999 was negatively impacted by increased loss severity and reduced underwriting income resulting from changes in the IRI agreements.



Engineering Services Operations

                                                   Quarter Ended
                                                      March 31
                                               2000              1999
                                               ----              ----

Engineering services revenues               $  37.0            $ 27.6
Engineering services expenses                  34.0              25.2
                                            -------             ------

Operating gain                              $   3.0            $  2.4
                                            =======             ======

Net margin                                     8.0%               8.4%


Engineering services operations include the results of HSBIIC's, EIL's and BI&I's engineering services, HSB Reliability Technologies (HSBRT), HSB Professional Loss Control, HSB International, Solomon Associates, Inc. (SAI), Structural Integrity Associates, Inc. (Structural) and the Company's interest in Integrated Process Technologies, LLC (IPT).


Engineering services revenues increased $9.4 million or 34 percent in the first quarter of 2000 compared to the same period in 1999. The growth in Engineering services revenues for the quarter was due primarily to growth in license and service fees which resulted from the Company's new agreement with Enron Energy Services (Enron) to provide energy services, project management and other technical assistance. Engineering revenue growth also reflected increased revenue generated by Structural, acquired in July 1999, and IPT as well as engineering revenue resulting from the new agreements with IRI, effective January 1, 2000.

Engineering services operating margin was 8.0 percent for the first quarter of 2000 compared to 8.4 percent for the first quarter of 1999 on substantially increased engineering services revenue. The engineering services operating margin for the first quarter of 2000 reflected increased investment of operating funds to develop new products and establish start up operations, including IPT which had a negative impact on the operating margin for the first quarter of 2000. This negative impact was offset by margins earned on the Enron agreement. IPT may continue to have an adverse impact on engineering services operating margins during 2000 as the Company continues to develop this business.

The Company continues to focus on identifying and evaluating acquisition candidates in the niche engineering management consulting service business, primarily in process industries, in order to expand or complement its engineering service capabilities.

Investment Operations

                                                    Quarter Ended
                                                       March 31

                                               2000             1999
                                               ----             ----

Net investment income                       $    14.9         $    15.7
Realized investment gains                        13.3               7.1
                                            ---------         ---------
Pretax income from
         investment operations              $    28.2         $    22.8
                                            ---------         ---------



Income from investment operations for the first quarter increased $5.4 million compared to the first quarter of 1999, primarily due to increased realized investment gains. The increase in realized investment gains in the first quarter of 2000 as compared to the first quarter of 1999 reflected the shift of some investments out of common stocks in accordance with the investment portfolio's asset allocation targets. Realized investment gains for the first quarter of 2000 include $2.8 million of losses arising from declines in the realizable value of investments considered to be other than temporary. The investment portfolio includes a wide variety of high quality equity securities and both domestic and foreign fixed maturities. The Company continues to manage its use of tax advantageous investments to maximize after-tax investment earnings. The Company does not engage in cash flow underwriting; it seeks to have underwriting profit each year.


Market Risk

The value of the Company's financial instruments reacts to changes in macro economic variables. Market risk generally encompasses systemic risks or risks associated with macro factors relating to the economic impact of changes in the fair value of a financial instrument. Market risk relates to the variability of market prices and/or cash flows associated with changes in interest rates, securities prices, market indices, yield curves or currency exchange rates and is inherent to all financial instruments. The Company's investment strategy continues to be to maximize total return on the investment portfolio through investment income and capital appreciation and is based on such factors as operational results, tax implications, regulatory requirements, interest rates, dividends to stockholders, servicing requirements of capital securities and market conditions.

The focus of this disclosure is on one element of market risk - price risk. For the Company, price risk relates to changes in the level of prices of financial instruments due to changes in interest rates, equity prices or foreign exchange rates. The primary price risk exposures of the Company relate to interest rates and equity price risk.

For purposes of this disclosure market risk sensitive instruments are categorized as instruments entered into for trading purposes and instruments entered into for purposes other than trading. The Company does not hold any financial instruments entered into for trading purposes and, therefore, market risk sensitive instruments are classified as held for purposes other than trading.


Interest Rate Risk


Interest rate risk is the major price risk facing the Company's fixed income portfolio and relates to the effect of changes in the level of interest rates on the return on financial instruments. The Company attempts to mitigate this risk by investing in high quality issues of various maturities using a buy and hold approach and by structuring its portfolio such that the impact on regulatory capital is moderated.

Equity Market Risk

Equity market risk is the possibility that market influences will adversely affect the expected returns on equity investments. The Company attempts to reduce this risk through diversification and focus on high quality, blue chip investments.



Foreign Exchange Risk

Foreign currency risk is the chance that fluctuations in foreign currency exchange rates will impact the value of financial instruments. The Company has foreign exchange exposure when it buys or sells foreign currencies or financial instruments denominated in a foreign currency. The Company's foreign transactions are primarily denominated in Canadian dollars.

Sensitivity Analysis


The sensitivity analysis assumes an instantaneous shift in market interest rates, with scenarios of interest rates increasing and decreasing 100 and 150 basis points from their levels at March 31, 2000, with all other variables held constant. The analysis assumes the yield to worst methodology. A 100 and 150 basis point increase in the market interest rates would result in a pre-tax decrease in the net financial instrument position of $47.4 million and $67.8, respectively. Similarly, a 100 and 150 basis point decrease in market interest rates would result in a pre-tax increase in the net financial instrument position of $47.4 and $67.8 million, respectively.

Portfolio sensitivity to these variables tends to change over time due to changes in portfolio composition and changes in market environment. For the fixed maturity portfolio, sensitivity, as measured by duration, was 8.11 at March 31, 2000, essentially the same as at December 31, 1999.

The Company's long-term debt and convertible capital securities have been issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of 100 and 150 basis point increases in interest rates on the fixed rate debt would result in a decrease in the market value of the debt by less than $0.1 million each. The effect of 100 and 150 basis point increases in interest rates on the $300 million convertible capital securities would result in an estimated market value of $250.8 million and $ 240.0 million, respectively. This is calculated without giving any effect to the relationship of the conversion price to the current market price of HSB Group, Inc. common stock. The impact of 100 and 150 basis point increases in interest rates on the variable rate capital securities would result in an additional annualized charge to pre-tax income of $1.1 million and $ 1.6 million, respectively. A 100 and 150 basis point decrease in interest rates would increase annualized pre-tax income by $1.1 million and $ 1.6 million, respectively, per year.

Equity price risk was measured assuming an instantaneous 10 percent and 25 percent change in the S&P 500 Index from its level at March 31, 2000, with all other variables held constant. The Company's equity holdings (comprised of common stocks and non-redeemable preferreds) were assumed to be 100 percent correlated to this index. A 10 percent and 25 percent increase or decrease in the S&P 500 Index would result in a $19.5 and $48.7 million increase or decrease, respectively, in the net financial instrument position. The Company's equity instruments' sensitivity to equity market risk, as measured by portfolio beta, decreased slightly from 0.98 at December 31, 1999 to .97 at March 31, 2000. This change is generally attributed to portfolio repositioning during the period.

The sensitivity analysis also assumes an instantaneous 10 percent and 20 percent change in the foreign currency exchange rates versus the U.S. dollar from their levels at March 31, 2000, with all other variables held constant. A 10 percent and 20 percent strengthening of the U.S. dollar would result in decreases of $6.1 and $11.9 million, respectively, in the net financial instrument position. Weakening of the U.S. dollar versus all other currencies would result in like increases in the net financial instrument position.


The following table reflects the estimated effects on the market value of the Company's financial instruments due to an increase in interest rates of 100 basis points, a 10 percent decline in the S&P 500 Index and a decline of 10 percent in foreign currency exchange rates.


Held For Other Than Trading Purposes

                            Market       Interest      Currency       Equity
At March 31, 2000           Value        Rate Risk     Risk           Risk
--------------------------------------------------------------------------------
Fixed maturity securities   $488.6       $ (33.9)     $   (2.6)    $    -
Equity securities            364.5         (12.8)         (2.0)       (19.5)
Short term investments        41.1          (0.7)         (1.5)         -
                           -----------------------------------------------------
     Total all securities   $894.2       $ (47.4)     $   (6.1)    $  (19.5)
                           -----------------------------------------------------

The following table reflects the estimated effects on the market value of the Company's financial instruments due to an increase in interest rates of 150 basis points, a 20 percent decline in foreign currency exchange rates, and a decline of 25 percent in the S& P 500 Index.

Held For Other Than Trading Purposes

                            Market       Interest     Currency      Equity
At March 31, 2000           Value        Rate Risk    Risk          Risk
--------------------------------------------------------------------------------
Fixed maturity securities   $488.6       $ (48.7)     $   (5.1)    $    -
Equity securities            364.5         (18.1)         (4.0)       (48.7)
Short term investments        41.5          (1.0)         (2.8)         -
                           -----------------------------------------------------
     Total all securities   $894.2       $ (67.8)     $  (11.9)    $  (48.7)
                           -----------------------------------------------------


Statement of Comprehensive Income


In  addition  to the impact of HSB's  results of  operations,  the  Consolidated
Statements of Comprehensive Income display the effects of price movements on HSB's invested assets. As a result of market fluctuations, cumulative holding gains, net of taxes, for the first quarter of 2000 decreased $5.0 million as compared to the decrease of $12.3 million in the same period in 1999. Exclusive of realized gains, the decrease in 2000 when compared to the first quarter of 1999 is mainly due to rising interest rates.

Liquidity and Capital Resources

                                                           Balances at
                                                   March 31,        December 31,
                                                     2000                1999
                                                   ---------        ------------

Total assets                                      $ 2,050.5          $ 2,263.2
Short-term investments                                 41.1               53.5
Cash and cash equivalents                              77.0               73.0
Short-term borrowings                                  24.5               41.5
Long-term borrowings                                   25.1               25.1
Capital securities of subsidiary Trust I              109.0              109.0
Capital securities of subsidiary Trust II             300.0              300.0
Common shareholder's equity                           373.2              376.5


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


Cash provided from operations was $17.9 million in the first three months of 2000 compared to $22.4 million for the same period in 1999. The decreases in reinsurance assets, insurance premiums receivable, prepaid acquisition costs, unearned insurance premiums, claims and adjustments expenses, ceded reinsurance payable and other liabilities on the Consolidated Statement of Position from December 31, 1999 to March 31, 2000 largely relate to changes in the IRI arrangement, which became effective January 1, 2000. This trend is expected to continue during 2000. As a result of the changes in the IRI arrangement, effective for risks arising on or after January 1, 2000, HSBIIC no longer retains 85 percent of the equipment breakdown insurance and 15 percent of the property insurance of the combined insurance portfolio. In addition, the new agreements with IRI, call for HSBIIC to retain 0.5 percent membership share in IRI with the ability to increase its total share up to a maximum of 10 percent, at no cost, at HSBIIC's option.

Capital resources consist of shareholders' equity, capital securities and debt outstanding, and represent those funds deployed or available to be deployed to support business operations. Common shareholders' equity of $373.2 million at March 31, 2000, decreased by $3.3 million since December 31, 1999. The reduction in shareholders' equity was caused by the impact of rising interest rate levels on our fixed income investments. The decrease primarily reflects comprehensive income of $14.8 million less dividends of $12.5 million and stock repurchases of $7.0 million. During the first quarter of 2000, the Company repurchased approximately 280,000 shares or about 1 percent of its outstanding shares.


At March 31, 2000, HSBIIC had significant short-term and long-term borrowing capacity. HSBIIC is currently authorized to issue up to $75 million of commercial paper. Commercial paper outstanding at March 31, 2000 was approximately $20 million. The weighted-average interest rate was 6.0 percent at March 31, 2000. In 1999, Standard & Poor's and Duff & Phelps credit rating services reaffirmed their highest ratings for the commercial paper.

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


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         See Note 4 to Consolidated Financial Statements, Part I, Item 1.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K

     Form 8-K dated January 18, 2000 reporting on the anticipated 1999 net income.

     Form 8-K dated January 24, 2000 reporting on the fourth quarter and 1999 year-end results and announcing the declaration of a dividend.

     Form 8-K dated March 6, 2000 announcing that Richard H. Booth has been elected chairman of the board.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         HSB GROUP, INC.




Date:   May 15, 2000           By:      /s/  Saul L. Basch
                                             Saul L. Basch
                                             Senior Vice President,
                                             Treasurer and
                                             Chief Financial Officer


Date:   May 15, 2000           By:     /s/  Robert C. Walker
                                            Robert C. Walker
                                            Senior Vice President
                                            and General Counsel