Form 10-Q
period 2000-06-30
HSB GROUP INC
filed 2000-08-11
CIK 1034588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/x/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's common stock without par value, as of July 31, 2000: 29,031,517.

                                 HSB GROUP, INC.

                                      INDEX


PART I   FINANCIAL STATEMENTS                                            PAGE

      Item 1 - Financial Statements

      Consolidated Statements of Operations for the Quarters
         ended June 30, 2000 and 1999 and the Six Months ended
         June 30, 2000 and 1999 (unaudited)................................3

      Consolidated Statements of Comprehensive Income for
         the Quarters ended June 30, 2000 and 1999 and the Six Months ended June 30, 2000 and 1999 (unaudited)..........................4

      Consolidated Statements of Financial Position as of
         June 30, 2000 (unaudited) and December 31, 1999...................5

      Consolidated Statements of Cash Flows for the Six
         Months ended June 30, 2000 and 1999 (unaudited) ..................6

      Notes to Consolidated Financial Statements (unaudited)...............7

      Item 2 - Management's Discussion and Analysis of
         Consolidated Financial Condition and Results of Operations.......12

PART II  OTHER INFORMATION

      Item 1 - Legal Proceedings..........................................22
      Item 4 - Submission of Matters to a Vote of Security Holders........22
      Item 6 - Exhibits and Reports on Form 8-K...........................22

SIGNATURES................................................................23

ITEM 1 - FINANCIAL STATEMENTS
                                                     HSB GROUP, INC.
                                          Consolidated Statements of Operations
                                                        Unaudited
                                           (in millions, except per share data)

                                                        Quarter                  Six Months
                                                    Ended June 30,             Ended June 30,
                                                    --------------             --------------
                                                   2000       1999            2000         1999
                                             -------------- ----------    ----------    --------
Revenues:
   Gross earned premium                         $176.4         $206.8        $358.5       $415.7
   Ceded premiums                                 77.0          113.1         167.8        225.5
                                             -------------  ----------    ----------    --------
   Insurance premiums                             99.4           93.7         190.7        190.2
   Engineering services                           40.2           27.8          77.2         55.4
   Net investment income                          15.6           16.6          30.5         32.3
   Realized investment gains                      10.2           10.2          23.5         17.3
                                             -------------- ----------    ----------    --------
     Total revenues                              165.4          148.3         321.9        295.2
                                             -------------- ----------    ----------    --------

Expenses:
   Claims and adjustment                          38.1           37.9          76.9         76.2
   Policy acquisition                             21.7           21.3          41.5         43.9
   Underwriting and inspection                    30.8           24.2          57.4         48.2
   Engineering services                           37.6           25.6          71.6         50.8
   Interest                                        0.5            0.6           1.1          1.0
                                             -------------- ----------    ----------    --------
     Total expenses                              128.7          109.6         248.5        220.1
                                             -------------- ----------    ----------    --------

Income before income taxes and
   distributions on capital securities          $ 36.7         $ 38.7        $ 73.4       $ 75.1

Income taxes (benefit):
   Current                                        13.5           11.1          29.6         19.3
   Deferred                                       (1.2)           0.3          (5.1)         3.0
                                             -------------- ----------    ----------    --------
     Total income taxes                         $ 12.3         $ 11.4        $ 24.5       $ 22.3

Distribution on capital securities
   of subsidiary trust, net of income tax
   benefits of $2.5, $2.4, $5.0 and $4.8           4.7            4.5           9.4          9.0
                                             -------------- ----------    ----------    --------

Net income                                      $ 19.7         $ 22.8        $ 39.5       $ 43.8
                                             ============== ==========    ==========    ========
Per share data:

Net income per common share-basic               $  0.68        $  0.79       $  1.36      $  1.51
                                             ============== ===========    ==========    ========
Basic weighted-average common
  shares outstanding                              28.8           29.0          29.0         29.0

Net income per common share-assuming
  dilution                                      $  0.67        $  0.76       $  1.35      $  1.46
                                             ============== ===========    ==========    ========
Diluted weighted-average common
  shares outstanding                              34.1           34.8          34.3         34.6

Dividends declared per share                    $  0.44        $  0.42       $  0.88      $  0.84

See Notes to Consolidated Financial Statements.

                                 HSB GROUP, INC.
                 Consolidated Statements of Comprehensive Income
                                    Unaudited
                                  (in millions)


                                                                 Quarter Ended                   Six Months Ended
                                                                    June 30,                         June 30,
                                                        --------------------------------- -----------------------------
                                                             2000             1999           2000             1999
                                                        ---------------    ------------ --------------  ---------------
Net income                                                   $19.7            $22.8          $39.5           $43.8
Other comprehensive income, net of tax:
   Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising during
       the period, net of taxes (benefits) of $2.4;
       ($0.2); $4.7; and ($4.4)                                9.8             (0.3)          13.7            (8.3)
     Add : reclassification adjustments for gains
       included in net income                                 (5.6)            (6.6)         (14.2)          (11.2)
                                                        ---------------    ------------ --------------  ---------------

       Total unrealized gains on securities                    4.2             (6.9)          (0.5)          (19.5)
   Foreign currency translation adjustments, net of
     income taxes                                             (0.5)             0.6           (0.8)            0.9
                                                        ---------------    ------------ --------------  ---------------
   Other comprehensive income                                  3.7             (6.3)          (1.3)          (18.6)
                                                        ===============    ============ ==============  ===============
   Comprehensive income                                      $23.4            $16.5          $38.2           $25.2
                                                        ===============    ============ ==============  ===============






















See Notes to Consolidated Financial Statements.

                                                 HSB GROUP, INC.
                                  Consolidated Statements of Financial Position
                                       (In millions, except per share data)

                                                                 June 30,
                                                                   2000               December 31,
                                                                (Unaudited)               1999
                                                            --------------------   -------------------
Assets:
   Cash and cash equivalents                                      $66.3                  $73.0
   Short-term investments, at cost                                 40.9                   53.5
   Fixed maturities, at fair value
     (cost - $527.2; $545.7)                                      471.8                  489.8
   Equity securities, at fair value
     (cost - $324.6;  $316.6)                                     384.4                  381.8
                                                            --------------------   -------------------
     Total cash and invested assets                               963.4                  998.1

   Reinsurance assets                                             605.2                  850.3
   Insurance premiums receivable                                   70.6                  104.4
   Engineering services receivable                                 45.8                   39.1
   Fixed assets                                                    55.5                   58.2
   Prepaid acquisition costs                                       37.7                   52.9
   Capital lease                                                   14.6                   13.8
   Deferred income taxes                                            6.9                    -
   Other assets                                                   153.5                  146.4
                                                            --------------------   -------------------
     Total assets                                              $1,953.2               $2,263.2
                                                            ====================   ===================

Liabilities:
   Unearned insurance premiums                                   $272.2                 $420.1
   Claims and adjustment expenses                                 674.4                  782.3
   Short-term borrowings                                           30.8                   41.5
   Long-term borrowings                                             -                     25.1
   Capital lease                                                   28.9                   27.8
   Deferred income taxes                                            -                      2.8
   Dividends and distributions on
    capital securities                                             23.8                   24.0
   Ceded reinsurance payable                                       23.0                   66.3
   Other liabilities                                              110.8                   87.8
                                                            --------------------   -------------------
     Total liabilities                                          1,163.9                1,477.7
                                                            --------------------   -------------------

Company obligated mandatorily redeemable
    capital securities of subsidiary Trust I
    holding solely junior subordinated
    deferrable interest debentures of the Company,
    net of unamortized discount of $1.0
    in 2000 and 1999                                              107.0                  109.0

Company obligated mandatorily redeemable
    convertible capital securities
    of subsidiary Trust II holding
    solely junior subordinated deferrable
    interest debentures of the Company                            300.0                  300.0

Shareholders' equity:
   Common stock (stated value; shares authorized
     50.0; shares issued and outstanding 28.8; 29.1)               10.0                   10.0
   Additional paid-in capital                                      35.1                   36.2
   Accumulated other comprehensive income                          (3.2)                  (1.9)
   Retained earnings                                              347.3                  339.1
   Benefit plans                                                   (6.9)                  (6.9)
                                                            --------------------   -------------------
    Total shareholders' equity                                    382.3                  376.5
                                                            --------------------   -------------------
    Total                                                      $1,953.2               $2,263.2
                                                            ====================   ===================

   Shareholders' equity per common share                          $13.28                 $12.95

See Notes to Consolidated Financial Statements.

                                 HSB GROUP, INC.
                      Consolidated Statements of Cash Flows
                                    Unaudited
                                  (in millions)
                                                                Six Months
                                                              Ended June 30,
                                                        ------------------------
                                                             2000          1999
                                                        -------------- ---------
Operating Activities:
Net income                                                 $ 39.5       $  43.8
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                             10.4          10.2
   Deferred  income taxes (benefit)                          (5.1)          3.0
   Realized investment gains, net                           (23.5)        (17.3)
   Distributions on capital securities                       14.4          13.8
   Change in balances
     Insurance premiums receivable                           33.8          25.0
     Engineering services receivable                         (6.7)         (3.3)
     Prepaid acquisition costs                               15.2          (4.0)
     Reinsurance assets                                     245.1         (30.4)
     Unearned insurance premiums                           (147.9)        (51.1)
     Claims and adjustment expenses                        (107.9)         41.9
     Ceded reinsurance payable                              (43.3)         (3.0)
     Other                                                   15.0         (18.4)
                                                        -------------- ---------
       Cash provided by operating activities                 39.0          10.2
                                                        -------------- ---------

Investing Activities:
Fixed asset additions, net                                   (4.1)         (7.4)

Investments:
   Sale of short-term investments, net                       12.6          12.9
   Purchase of fixed maturities                             (63.4)        (86.6)
   Proceeds from sale of fixed maturities                    64.0          84.6
   Redemption of fixed maturities                            14.6           8.3
   Purchase of equity securities                           (107.6)       (168.0)
   Proceeds from sale of equity securities                  125.3         180.3
                                                        -------------- ---------
     Cash provided by investment activities                  41.4          24.1
                                                        -------------- ---------

Financing Activities:
(Decrease) increase in short-term borrowings                (10.7)         31.4
Repayment of long-term borrowings                           (25.1)          -
Dividends and distributions on capital securities           (40.0)        (38.2)
Reacquisition of stock                                       (9.6)         (2.2)
Exercise of stock options                                     0.1           3.9
Reacquisition of Company obligated mandatorily
  redeemable capital securities of
  subsidiary Trust I                                         (1.8)           -
                                                        -------------- ---------
     Cash used in financing activities                      (87.1)         (5.1)
                                                        -------------- ---------
   Net (decrease) increase in cash and
     cash equivalents                                        (6.7)         29.2

   Cash and cash equivalents at beginning
     of period                                               73.0          18.3
                                                        -------------- ---------
   Cash and cash equivalents at end of period              $ 66.3       $  47.5
                                                        ============== =========
Interest paid                                              $  2.5       $   1.8
                                                        -------------- ---------
Federal income tax paid                                    $ 18.1       $  12.2
                                                        -------------- ---------

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

5.       Earnings per Share

                                                     Quarter Ended                        Six Months Ended
                                                     June 30, 2000                         June 30, 2000
                                                     -------------                        ----------------
                                            Income      Shares     Per            Income       Shares    Per
                                                                   Share                                 Share
                                            ------      ------     -----          ------       ------    -----

           Net Income                       $ 19.7                                $ 39.5

           Basic Earnings per Share:
           Income available to common
               shareholders                 $ 19.7                                $ 39.5
           Weighted average common
               shares outstanding                          28.8                                29.0
           Earnings per Share  - basic                             $ 0.68 *                              $ 1.36 *
           Effect of dilutive securities:
           After-tax distributions on
               convertible capital
               securities                    $ 3.4                                 $ 6.8
           Convertible capital securities                   5.3                                 5.3

           Diluted Earnings per Share:
           Net Income available to
               common shareholders and
               assumed  conversions         $ 23.1         34.1                   $ 46.3       34.3
           Earnings per Share - assuming
               dilution                                            $0.67 *                               $ 1.35 *


          * Computation excludes rounding.

                                                     Quarter Ended                        Six Months Ended
                                                     June 30, 1999                         June 30, 1999
                                                     -------------                        -----------------
                                            Income     Shares      Per            Income      Shares      Per
                                                                  Share                                  Share
                                            -------    ------     -----           ------      ------     -----

           Net Income                       $ 22.8                              $ 43.8

           Basic Earnings per Share:
           Income available to common
             shareholders                   $ 22.8                              $ 43.8
           Weighted average common
             shares outstanding                         29.0                                   29.0
           Earnings per Share - basic                            $0.79 *                                $ 1.51 *
           Effect of dilutive securities:
           After-tax distributions on       $  3.5                              $ 6.8
             convertible capital
             securities
           Convertible capital securities                5.3                                    5.3
           Stock options                                 0.5                                    0.3

           Diluted Earnings per Share:
           Net Income available to
             common shareholders and
             assumed  conversions           $ 26.3      34.8                    $ 50.6         34.6
           Earnings per Share -
             assuming dilution                                   $0.76 *                                $ 1.46 *


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

         The following presents revenue and net income from the Company's reportable segments and reconciles these amounts to the corresponding consolidated totals:


                                                              Quarter Ended            Six Months Ended
                                                                 June 30                   June 30,
                                                        -----------------------  -------------------------
                                                         2000            1999         2000        1999
                                                        ---------   -----------  -----------  ------------
           Revenues from continuing operations
           Insurance premiums:
           Commercial                                     $93.0        $  82.2      $ 181.0      $ 162.5
           Global Special Risks                             6.9           11.1         11.3         26.8
           Engineering services                            40.2           27.8         77.2         55.4
           Net investment income and realized
           investment gains                                25.8           26.8         54.0         49.6
                                                        ---------    -----------  -----------  ------------
           Total revenues from reportable segments        165.9          147.9        323.5        294.3
           Other segments                                  (0.5)           0.4         (1.6)         0.9
                                                        ---------    -----------  -----------  ------------
           Total revenues                                 $65.4        $ 148.3      $ 321.9      $ 295.2
                                                        =========    ===========  ===========  ============

           Net income (loss):
           Commercial                                      $5.8        $   4.5      $  10.2      $   5.9
           Global Special Risks                            (1.6)           2.7         (3.5)         7.9
           Engineering services                             1.2            1.2          2.5          2.5
           Investment                                      17.2           18.6         36.3         34.6
                                                        ---------    -----------  -----------  ------------
           Total net income from reportable segments       22.6           27.0         45.5         50.9
           Other segments                                  (0.2)          (1.5)        (0.5)        (1.5)
           Corporate account                                2.0            1.8          3.9          3.4
           Distributions on capital securities             (4.7)          (4.5)        (9.4)        (9.0)
                                                        ---------    -----------  -----------  -----------
           Net income                                     $19.7        $  22.8      $  39.5      $  43.8
                                                        =========    ===========  ===========  ============


7.       Global Floating Rate Capital Securities

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

         During the second quarter of 2000, the Company purchased $2,000,000 in face amount of Capital Securities.

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF CONSOLIDATED FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 2000

RESULTS OF OPERATIONS
---------------------
(dollar amounts in millions)

Consolidated Overview
---------------------

                                               Quarter Ended            Six Months Ended
                                                   June 30,                June 30,
                                               ---------------          ----------------
                                               2000       1999         2000        1999
                                               ----       ----         ----        ----
Revenues:

Gross earned premiums                        $ 176.4    $ 206.8       $ 358.5     $ 415.7
Ceded premiums                                  77.0      113.1         167.8       225.5
                                           ---------    -------       -------     -------

Insurance premiums                              99.4       93.7         190.7       190.2
Engineering services                            40.2       27.8          77.2        55.4
Net investment income                           15.6       16.6          30.5        32.3
Realized investment gains                       10.2       10.2          23.5        17.3
                                             -------    -------       -------     -------
   Total revenues                            $ 165.4    $ 148.3       $ 321.9     $ 295.2
                                             -------    -------       -------     -------
Pre-tax income                               $  36.7    $  38.7       $  73.4     $  75.1
Income taxes                                    12.3       11.4          24.5        22.3
Distributions on capital securities,
  net of tax                                     4.7        4.5           9.4         9.0
                                             -------    -------       -------     -------
    Net income                               $  19.7    $  22.8       $  39.5     $  43.8
                                              ------    -------       -------     -------
Net income per common share:

    Basic                                    $   0.68   $   0.79      $   1.36    $   1.51
    Assuming dilution                        $   0.67   $   0.76      $   1.35    $   1.46


Overview of Results of Operations
---------------------------------

Total  revenues  for the second  quarter and first six months of 2000  increased
11.5 and 9.0 percent from comparable periods in 1999. For these periods, insurance premiums reflect growth in our Commercial business offset by declines in our Global Special Risks business. The growth in Engineering Services revenues of 44.6 percent for the second quarter and 39.4 percent year to date reflects the impact of new business as well as continued growth in certain engineering affiliates and subsidiaries. The year to date 2000 increase in realized gains reflect the shift of a portion of investments out of common stocks. A portion of such proceeds was utilized to fund share repurchases.

The Company's pre-tax earnings decreased 5.2 and 2.3 percent for the second quarter and first six months of 2000 compared to 1999. The decrease in pre-tax earnings for the second quarter and year to date 2000 was due primarily to reduced underwriting profits in our Global Special Risks business and lower net investment income.

The effective tax rates for the second quarter and year to date 2000 were 33.5 percent and 33.4 percent compared to 29.5 percent and 29.7 percent for the comparable prior periods. The increases in the effective tax rates relate to increases in non-deductible goodwill, fewer dividends received deductions and reduced foreign tax credits. Typically tax rate fluctuations occur as underwriting and engineering services results and realized gains change the mix of pre-tax income between fully taxable earnings and tax preferred earnings that can be obtained by investing in certain instruments. The Company continues to manage its use of tax advantageous investments to maximize after tax earnings.

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

Insurance Operations
--------------------

                                               Quarter Ended          Six Months Ended
                                                  June 30,                June 30,
                                               -------------          ----------------
                                            2000        1999          2000         1999
                                            -----        ----         ----         ----
Gross earned premiums                   $   176.4    $   206.8     $  358.5     $  415.7
Ceded premiums                               77.0        113.1        167.8        225.5
                                        ----------    --------     --------     --------
Insurance premiums                           99.4         93.7        190.7        190.2

Claims and adjustment expenses               38.1         37.9         76.9         76.2
Underwriting, acquisition and other
  expenses                                   52.5         45.5         98.9         92.1
                                        ----------   ---------     --------     ---------
Underwriting gain                       $     8.8    $    10.3     $   14.9     $   21.9
                                        ==========    ========     ========     =========
Loss ratio *                                 38.3%        40.5%        40.3%        40.1%
Expense ratio *                              52.8%        48.6%        51.9%        48.4%
                                        ----------     --------     --------    ---------
Combined ratio *                             91.1%        89.1%        92.2%        88.5%
                                        ==========     ========     ========    =========

* Computation excludes rounding.


Insurance operations include the underwriting results of The Hartford Steam Boiler Inspection and Insurance Company (HSBIIC), HSB Engineering Insurance Limited (EIL), The Boiler Inspection and Insurance Company of Canada (BI&I), The Allen Insurance Company, Ltd., The Hartford Steam Boiler Inspection and
Insurance Company of Connecticut, The Hartford Steam Boiler Inspection and Insurance Company of Texas, and HSBIIC's participation in Industrial Risk Insurers (IRI) and various other pools.

Gross earned premiums in the second quarter and year to date 2000 decreased 14.7 and 13.8 percent from the comparable periods in 1999. The decrease in gross earned premiums largely relates to declines in Global Special Risks gross earned premiums of 38.2 and 34.5 percent for the quarter and year to date, respectively. These declines primarily resulted from the Company's decision to reduce its risk bearing position in IRI, effective January 1, 2000. The declines in Global Special Risks were offset by increases in Commercial gross earned premiums of 10.4 and 10.7 percent for the quarter and year to date, respectively, which related primarily to increases in our domestic commercial assumed equipment breakdown business.

Ceded premiums in the second quarter and year to date decreased 32.0 and 25.6 percent to comparable periods in 1999. This is consistent with declines in gross earned premiums for the same periods and reflects changes in the structure of some of the Company's reinsurance programs which now utilize less quota share reinsurance on certain books of business as well as changes in the IRI agreements.

The loss ratio decreased from 40.5 percent in the second quarter of 1999 to 38.3 percent in the current quarter. On a year to date basis, the loss ratio was essentially flat at 40.3 percent compared to 40.1 percent in 1999. The changes in the loss ratio reflects improvement in the Commercial loss ratio, offset by increased severity in equipment breakdown failures in the Global Special Risks large risk business in the second quarter and year to date 2000.

The expense ratio  increased  from 48.6 percent in the second quarter of 1999 to
52.8 percent in the current quarter, and from 48.4 percent year to date in 1999 to 51.9 percent year to date in 2000. The increases in the expense ratio were primarily attributed to increases in underwriting and inspection expenses, which increased $6.6 million for the second quarter and $9.2 million year to date. These increases were largely due to the reduced management fees related to the Company's decision to reduce its risk bearing position in IRI, changes in the Company's reinsurance programs which resulted in reduced ceding commissions, and marketing incentive increases related to the growth in our Commercial business. Policy acquisition costs were flat for the quarter and lower year to date compared to 1999 amounts due primarily to the reduction in IRI net policy acquisition costs. These changes were offset, however, by increased policy acquisition costs in our Commercial business.

IRI management fees are reflected as expense reductions to underwriting and inspection expenses and policy acquisition costs. The expense ratio would be approximately 4 percent higher for the quarter and year to date, absent the IRI arrangements.

The following information summarizes net earned premiums and net income by reportable insurance segment:

                                  Quarter Ended              Six Months Ended
                                     June 30,                   June 30,
                                  -------------              ----------------
                                2000          1999         2000          1999
                                ----          ----         ----          ----
Commercial:
   Net earned premiums        $  93.0      $  82.2      $  181.0      $   162.5
   Net income                     5.8          4.5          10.2            5.9

Global Special Risks:
   Net earned premiums        $   6.9      $  11.1      $   11.3      $    26.8
   Net (loss) income             (1.6)         2.7          (3.5)           7.9


Net earned premiums in the Commercial segment rose $10.8 million or 13.1% in the second quarter and $18.5 million or 11.4% for the first six months of 2000 due primarily to continued growth in our domestic client company business through our ReSource product. Net income for the second quarter and year to date 2000 was favorably impacted by reduced claim frequency and the absorption of fixed costs on higher net earned premiums.

Global Special Risks net earned premiums for the second quarter and year to date declined $4.2 million and $15.5 million from the comparable periods in 1999 due primarily to the impact of changes in the IRI agreements. Global Special Risks net income for the second quarter and year to date compared to the same periods in 1999 was negatively impacted by increased loss severity at EIL as well as in our domestic special risk business. Global Special Risks may continue to have an adverse impact on underwriting results until such time as needed pricing improvements are accepted in the marketplace. The Company is currently evaluating various strategies regarding this business.

Engineering Services Operations
-------------------------------
                                    Quarter Ended         Six Months Ended
                                       June 30,               June 30,
                                    -------------         ----------------
                                   2000       1999          2000        1999
                                 -------   --------      ---------   ---------

Engineering services revenues    $ 40.2     $ 27.8       $   77.2    $   55.4
Engineering services expenses      37.6       25.6           71.6        50.8
                                  ------    ---------    --------     --------
Operating gain                   $  2.6     $  2.2       $    5.6    $    4.6
                                =========    ========    ========    =========
Net margin                          6.6%       8.2%           7.3%        8.3%


Engineering services operations include the results of HSBIIC's, EIL's and BI&I's engineering services, HSB Reliability Technologies (HSBRT), HSB Professional Loss Control, HSB International, Solomon Associates, Inc. (SAI), Structural Integrity Associates, Inc. (Structural) and the Company's interest in Integrated Process Technologies, LLC (IPT).

Engineering services revenues for the second quarter and first six months of 2000 increased $12.4 and $21.8 million compared to the same periods in 1999. The growth in Engineering services revenues for the second quarter and year to date was largely due to growth in license and service fees which resulted from the Company's agreement with Enron Energy Services to provide energy services, project management and other technical assistance. Engineering revenue growth also reflected increased revenue generated by Structural (acquired in July
1999), HSBRT, the start up operations of IPT and new agreements with IRI that became effective January 1, 2000.

Engineering services operating margin was 6.6 and 7.3 percent for the second quarter and first six months of 2000, respectively, compared to 8.2 and 8.3 percent for comparable periods in 1999. The engineering services operating margins continue to reflect increased investment of operating funds to develop new products and establish start up operations, including IPT which had a negative impact on the operating margin for the second quarter and year to date 2000. While the Company is exploring various strategic alternatives to limit IPT's negative impact, there can be no assurance that such strategies will be implemented in the near term. Therefore, IPT may continue to have an adverse impact on engineering services operating margins during 2000 as the Company continues to evaluate and develop this business.

Investment Operations
---------------------
                                  Quarter Ended             Six Months Ended
                                     June 30,                   June 30,
                                  -------------             ----------------
                                2000          1999          2000          1999
                             ---------     ---------      --------    ---------

Net investment income        $    15.6     $    16.6      $   30.5    $    32.3
Realized investment gains         10.2          10.2          23.5         17.3
                             ---------     ---------      --------    ---------
Pretax income from
  investment operations      $    25.8     $    26.8      $   54.0    $    49.6
                             =========     =========      ========    =========


Income from investment operations decreased $1.0 million for the second quarter and increased $4.4 million for the first six months of 2000 compared to the same periods in 1999. The decrease in net investment income for the second quarter and year to date 2000, primarily related to reduced investable funds which resulted from the repositioning of our investment portfolio in the first quarter, a portion of the proceeds of which were used to repurchase stock and repayment of long term debt. The year to date 2000 increase in realized investment gains reflected the shift of some investments out of common stocks in accordance with the investment portfolio's asset allocation targets. Realized investment gains for the second quarter and year to date 2000 also include $2.8 and $5.4 million, respectively, of losses arising from declines in the realizable value of certain venture capital investments considered to be other than temporary. The Company continues to evaluate its investments for exposure to declines in realizable value considered to be other than temporary. The investment portfolio includes a wide variety of high quality equity securities and both domestic and foreign fixed maturities. The Company continues to manage its use of tax advantageous investments to maximize after-tax investment earnings. The Company does not engage in cash flow underwriting; it seeks to have underwriting profit each year.

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

Interest Rate Risk
------------------

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

Equity Market Risk
------------------

Equity market risk is the possibility that market influences will adversely affect the expected returns on equity investments. The Company attempts to reduce this risk through diversification and focus on high quality, blue chip investments.

Foreign Exchange Risk
---------------------

Foreign currency risk is the chance that fluctuations in foreign currency exchange rates will impact the value of financial instruments. The Company has foreign exchange exposure when it buys or sells foreign currencies or financial instruments denominated in a foreign currency. The Company's foreign transactions are primarily denominated in Canadian dollars.

Sensitivity Analysis
--------------------

The sensitivity analysis assumes an instantaneous shift in market interest rates, with scenarios of interest rates increasing and decreasing 100 and 150 basis points from their levels at June 30, 2000, with all other variables held constant. The analysis assumes the yield to worst methodology. A 100 and 150 basis point increase in the market interest rates would result in a pre-tax decrease in the net financial instrument position of $47.2 million and $67.4, respectively. Similarly, a 100 and 150 basis point decrease in market interest rates would result in a pre-tax increase in the net financial instrument position of $47.2 and $67.4 million, respectively.

Portfolio sensitivity to these variables tends to change over time due to changes in portfolio composition and changes in market environment. For the fixed maturity portfolio, sensitivity, as measured by duration, was 8.10 at June 30, 2000, essentially the same as at December 31, 1999.

The Company's convertible capital securities were issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The effect of 100 and 150 basis point increases in interest rates on the $300 million convertible capital securities would result in an estimated market value of $252.3 million and $ 241.2 million, respectively. This is calculated without giving any effect to the relationship of the conversion price to the current market price of HSB Group, Inc. common stock. The impact of 100 and 150 basis point increases in interest rates on the variable rate capital securities would result in an additional annualized charge to pre-tax income of $1.1 million and $ 1.6 million, respectively. A 100 and 150 basis point decrease in interest rates would increase annualized pre-tax income by $1.1 million and $ 1.6 million, respectively, per year.

Equity price risk was measured assuming an instantaneous 10 percent and 25 percent change in the S&P 500 Index from its level at June 30, 2000 with all other variables held constant. The Company's equity holdings (comprised of common stocks and non-redeemable preferreds) were assumed to be 100 percent correlated to this index. A 10 percent and 25 percent increase or decrease in the S&P 500 Index would result in a $19.2 and $48.0 million increase or decrease, respectively, in the net financial instrument position. The Company's equity instruments' sensitivity to equity market risk, as measured by portfolio beta, decreased from 0.98 at December 31, 1999 to 0.94 at June 30, 2000. This change is generally attributed to portfolio repositioning during the period.

The sensitivity analysis also assumes an instantaneous 10 percent and 20 percent change in the foreign currency exchange rates versus the U.S. dollar from their levels at June 30, 2000, with all other variables held constant. A 10 percent and 20 percent strengthening of the U.S. dollar would result in decreases of $5.1 and $10.2 million, respectively, in the net financial instrument position. Weakening of the U.S. dollar versus all other currencies would result in like increases in the net financial instrument position.


The following table reflects the estimated effects on the market value of the Company's financial instruments due to an increase in interest rates of 100 basis points, a 10 percent decline in the S&P 500 Index and a decline of 10 percent in foreign currency exchange rates.


Held For Other Than Trading Purposes

                                Market     Interest     Currency      Equity
At June 30, 2000                Value      Rate Risk       Risk        Risk
------------------------------------------------------------------------------

Fixed maturity securities      $  471.8    $ (33.4)    $  (3.5)    $    -
Equity securities                 384.4      (13.5)       (1.0)       (19.2)
Short term investments             40.9       (0.3)       (0.6)         -
                             -------------------------------------------------
     Total all securities      $  897.1    $ (47.2)    $  (5.1)    $  (19.2)
                             -------------------------------------------------

The following table reflects the estimated effects on the market value of the Company's financial instruments due to an increase in interest rates of 150 basis points, a 20 percent decline in foreign currency exchange rates, and a decline of 25 percent in the S& P 500 Index.

Held For Other Than Trading Purposes

                                Market     Interest     Currency      Equity
At June 30, 2000                Value      Rate Risk       Risk        Risk
------------------------------------------------------------------------------

Fixed maturity securities      $  471.8    $ (47.9)    $  (6.9)    $    -
Equity securities                 384.4      (19.0)       (2.1)      (48.0)
Short term investments             40.9       (0.5)       (1.2)         -
                             -------------------------------------------------
     Total all securities      $  897.1    $ (67.4)    $ (10.2)    $ (48.0)
                             -------------------------------------------------

Statement of Comprehensive Income

In  addition  to the impact of HSB's  results of  operations,  the  Consolidated
Statements of Comprehensive Income display the effects of price movements on HSB's invested assets. As a result of market fluctuations, cumulative holding gains, net of taxes, for the first six months of 2000 decreased $1.3 million as compared to the decrease of $18.6 million in the same period in 1999. Exclusive of realized gains, the change in 2000 when compared to the first six months of 1999 is mainly due to rising interest rates.

Liquidity and Capital Resources

                                                          Balances at
                                                    ------------------------
                                                    June 30,     December 31,
                                                      2000           1999
                                                  ----------     ------------

Total assets                                       $ 1,953.2       $ 2,263.2
Short-term investments                                  40.9            53.5
Cash and cash equivalents                               66.3            73.0
Short-term borrowings                                   30.8            41.5
Long-term borrowings                                     -              25.1
Capital securities of subsidiary Trust I               107.0           109.0
Capital securities of subsidiary Trust II              300.0           300.0
Common shareholder's equity                            382.3           376.5


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

Cash provided from operations was $39.0 million in the first six months of 2000 compared to $10.2 million for the same period in 1999. The decreases in reinsurance assets, insurance premiums receivable, prepaid acquisition costs, unearned insurance premiums and claims and adjustments expenses on the Consolidated Statement of Position from December 31, 1999 to June 30, 2000 largely relate to changes in the IRI arrangement, which became effective January 1, 2000. This trend is expected to continue during 2000. Cash used in financing activities was $87.1 million in the first six months of 2000 compared to $5.1 million for the same period in 1999. This increase is largely due to the decrease in short-term borrowings and the settlement of $25.1 million of senior notes that matured during the second quarter of 2000. Cash used in financing activities for the first six months of 2000 also includes the repurchase of $2 million in face amount of capital securities of subsidiary Trust I at a discount.

Capital resources consist of shareholders' equity, capital securities and debt outstanding, and represent those funds deployed or available to be deployed to support business operations. Common shareholders' equity increased by approximately $5.8 million since December 31, 1999. The increase primarily reflects comprehensive income of $38.2 million less dividends of $25.3 million and stock repurchases of $9.6 million. Shareholders' equity as a percent of assets was 19.6% up from 16.6% at December 31, 1999 as changes in the balance sheet reflects the Company's decision to reduce its risk bearing position in Industrial Risk Insurers effective January 1, 2000. During the first six months of 2000, the Company repurchased approximately 365,000 shares of its outstanding shares.

At June 30, 2000, HSBIIC had significant short-term and long-term borrowing capacity. HSBIIC is currently authorized to issue up to $100 million of commercial paper, an increase of $25 million since December 31,

1999. Commercial paper outstanding at June 30, 2000 was approximately $27 million. The weighted-average interest rate was 6.5 percent at June 30, 2000. Standard & Poor's and Duff & Phelps credit rating services have assigned their highest ratings for the commercial paper.

Forward-Looking Statements
--------------------------

Certain statements contained in this report are forward-looking and are based on management's current expectations. Actual results may differ materially from such expectations depending on the outcome of certain factors described with such forward-looking statements and other factors including: significant natural disasters and severe weather conditions; changes in interest rates and the performance of the financial markets; changes in the availability, cost and collectibility of reinsurance; changes in domestic and foreign laws, regulations and taxes; the entry of new or stronger competitors and the intensification of pricing competition; the loss of current customers or the inability to obtain new customers; changes in the coverage terms selected by insurance customers, including higher deductibles and lower limits; the adequacy of loss reserves; changes in asset valuations; consolidation and restructuring in the insurance industry; changes in the Company's participation in joint underwriting associations, and in particular its arrangement with Industrial Risk Insurers; changes in the demand and customer base for engineering and inspection services offered by the Company, whether resulting from changes in the law or otherwise, and other general market conditions.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         See Note 4 to Consolidated Financial Statements, Part I, Item 1.

Item 4 - Submission of Matters to a Vote of Security Holders


(a) The Annual Meeting of Shareholders was held on April 18, 2000.


(b) Three directors were nominated for election at the Annual Meeting. Proxies for such meeting were solicited by Registrant's management pursuant to Regulation 14A under the Securities Exchange Act of 1934; there was no solicitation in opposition to management's nominees as listed in the proxy statement; and all of such nominees were elected for a three-year term.


(c) The following matters were voted upon at the Annual Meeting with the voting results indicated.


     1.   Election of directors

           Nominee             Votes for              Votes Withheld
           -------             ----------             --------------
           Ellis               24,241,373             363,061
           Ferland             24,260,314             344,120
           Fore                24,258,398             346,036


     2. Appointment of PricewaterhouseCoopers L.L.P. as Independent Public Accountants

           Votes for               Against              Abstain
           ---------               -------              -------
           24,364,253              192,732              47,449


Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K

     Form 8-K dated April 18, 2000 reporting on the first quarter earnings, the declaration of a dividend, and the Annual Meeting of Shareholders.

     Form 8-K dated June 16, 2000 reporting on the unification of the Company's insurance operations under the newly appointed Chief Global Insurance Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                              HSB GROUP, INC.

Date:    August 11, 2000                    By:      /s/  Saul L. Basch
                                                          Saul L. Basch
                                                          Senior Vice President,
                                                          Treasurer and Chief
                                                          Financial Officer


Date:    August 11, 2000                    By:      /s/  Robert C. Walker
                                                          Robert C. Walker
                                                          Senior Vice President
                                                          and General Counsel