Form 10-Q
period 2000-09-30
HSB GROUP INC
filed 2000-11-14
CIK 1034588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/x/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's common stock without par value, as of October 31, 2000: 29,186,041.

                                 HSB GROUP, INC.

                                      INDEX


PART I   FINANCIAL STATEMENTS                                         PAGE

      Item 1 - Financial Statements

                 Consolidated Statements of Operations for the
                    Quarters ended September 30, 2000 and 1999
                    and the Nine Months ended September 30, 2000
                    and 1999 (unaudited)............................    3

                 Consolidated Statements of Comprehensive Income
                    for the Quarters ended September 30, 2000 and
                    1999 and the Nine Months ended September 30,
                    2000 and 1999 (unaudited).......................    4

                 Consolidated Statements of Financial Position
                    as of September 30, 2000 (unaudited) and
                    December 31, 1999...............................    5

                 Consolidated Statements of Cash Flows for
                    the Nine Months ended September 30, 2000
                    and 1999 (unaudited)............................    6

                 Notes to Consolidated Financial Statements
                    (unaudited).....................................    7

      Item 2 - Management's Discussion and Analysis
         of Consolidated Financial Condition and Results of
         Operations.................................................   13

      Item 3 - Quantitative and Qualitative Disclosures About
         Market Risk................................................   22


PART II  OTHER INFORMATION

      Item 1 - Legal Proceedings....................................   22
      Item 6 - Exhibits and Reports on Form 8-K.....................   23

SIGNATURES..........................................................   24

                                       ITEM 1 - FINANCIAL STATEMENTS

                                                HSB GROUP, INC.
                                    Consolidated Statements of Operations
                                                 Unaudited
                                   (in millions, except per share data)

                                                                            Quarter                       Nine Months
                                                                      Ended September 30,             Ended September 30,
                                                                      2000            1999            2000           1999
                                                                   -----------     -----------     -----------    ------------
Revenues:
  Gross earned premium                                               $157.2          $200.6          $515.7         $616.3
  Ceded premiums                                                       51.4           107.9           219.2          333.4
                                                                   -----------     -----------     -----------    ------------
  Insurance premiums                                                  105.8            92.7           296.5          282.9
  Engineering services                                                 38.7            30.6           115.9           86.0
  Net investment income                                                16.0            16.5            46.5           48.8
  Realized investment gains                                            15.3            13.5            38.8           30.8
  Gain on sale of interests in Integrated Process Technologies, LLC     9.8             -               9.8            -
                                                                    -----------     -----------     -----------    ------------
     Total revenues                                                   185.6           153.3           507.5          448.5
                                                                   -----------     -----------     -----------    ------------

Expenses:
  Claims and adjustment                                                74.0            44.5           150.9          120.7
  Policy acquisition                                                   23.3            21.6            64.8           65.5
  Underwriting and inspection                                          31.3            24.4            88.7           72.6
  Provision for international large risk business charges              20.7             -              20.7            -
  Engineering services                                                 36.2            29.5           107.8           80.3
  Interest                                                              1.5             0.6             2.6            1.6
                                                                   -----------     -----------     -----------    ------------
     Total expenses                                                   187.0           120.6           435.5          340.7
                                                                   -----------     -----------     -----------    ------------

Income (loss) before income taxes, distributions on capital
   securities and extraordinary item                                 $ (1.4)         $ 32.7          $ 72.0         $107.8

Income taxes (benefit):
   Current                                                             17.7            11.7            47.3           31.0
   Deferred                                                           (15.1)           (2.4)          (20.2)           0.6
                                                                   -----------     -----------     -----------    ------------
     Total income taxes                                              $  2.6            $9.3          $ 27.1         $ 31.6

Distribution on capital securities of subsidiary trusts,
   net of income tax benefits of $2.2, $2.4, $7.3 and $7.2              4.1             4.6            13.5           13.6
                                                                   -----------     -----------     -----------    ------------

Income (loss) before extraordinary item                              $ (8.1)         $ 18.8          $ 31.4         $ 62.6

Loss on extinguishment of capital securities of subsidiary Trust
   II, net of income tax benefits of $5.4, $-, $5.4 and $-              9.9             -               9.9            -
                                                                   -----------     -----------     -----------    ------------

Net income (loss)                                                    $(18.0)         $ 18.8          $ 21.5         $ 62.6
                                                                   ===========     ===========     ===========    ============

Per share data:

Earnings (loss) per common share-basic:
   Income (loss) before extraordinary item                           $ (0.28)        $  0.65         $  1.08        $  2.16
   Extraordinary item                                                  (0.34)           -              (0.34)          -
                                                                    ===========     ===========     ===========    ============
   Net income (loss)                                                 $ (0.62)        $  0.65         $  0.74        $  2.16
                                                                   ===========     ===========     ===========    ============

Weighted-average common shares outstanding                             28.8            29.1            28.9           29.0

Earnings (loss) per common share-assuming dilution:
   Income (loss) before extraordinary item                           $ (0.28)        $  0.64         $  1.08        $  2.10
   Extraordinary item                                                  (0.34)           -              (0.34)          -
                                                                    ===========     ===========     ===========    ============
   Net income (loss)                                                 $ (0.62)        $  0.64         $  0.74        $  2.10
                                                                   ===========     ===========     ===========    ============

Diluted weighted-average common shares outstanding                     28.8            34.7            29.1           34.6

Dividends declared per share                                         $  0.44         $  0.44         $  1.32        $  1.28

See Notes to Consolidated Financial Statements.




                                 HSB GROUP, INC.
                 Consolidated Statements of Comprehensive Income
                                    Unaudited
                                  (in millions)

                                                                  Quarter Ended           Nine Months Ended
                                                                  September 30             September 30
                                                               2000         1999          2000        1999
                                                             -------      -------        ------       -----
Net income (loss)                                            $(18.0)     $  18.8        $ 21.5       $ 62.6

Other comprehensive income (loss), net of tax:
   Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising during
       the period, net of taxes (benefits) of $10.1;
       ($13.6); $14.8; and ($18.0)                             17.9        (24.9)         31.6        (33.2)
     Add: reclassification adjustments for gains
       included in net income (loss)                          (10.7)        (8.8)        (24.9)       (20.0)
                                                            --------    ---------     ---------     ---------
       Total unrealized gains (losses) on securities            7.2        (33.7)          6.7        (53.2)
  Foreign currency translation adjustments, net of income
    taxes                                                      (0.5)         0.2          (1.3)         1.1
                                                            --------    ---------     ---------     ---------
Other comprehensive income (loss)                               6.7        (33.5)          5.4        (52.1)
                                                            --------   ----------     ---------     ---------
Comprehensive income (loss)                                  $(11.3)     $ (14.7)       $ 26.9       $ 10.5
                                                            ========   ==========     =========     =========

See Notes to Consolidated Financial Statements

                                                 HSB GROUP, INC.
                                  Consolidated Statements of Financial Position
                                       (in millions, except per share data)

                                                                          September
                                                                          30, 2000        December 31,
                                                                         (Unaudited)          1999
                                                                        ------------      -----------
   Cash and cash equivalents                                              $   79.9        $   73.0
   Short-term investments, at cost                                            38.9            53.5
   Fixed maturities, at fair value (cost - $532.5; $545.7)                   486.3           489.8
   Equity securities, at fair value (cost - $321.4;  $316.5)                 384.1           381.8
                                                                          -----------     ----------
     Total cash and invested assets                                          989.2           998.1

   Reinsurance assets                                                        625.4           850.3
   Insurance premiums receivable                                              78.5           104.4
   Engineering services receivable                                            39.5            39.1
   Fixed assets                                                               53.5            58.2
   Prepaid acquisition costs                                                  37.6            52.9
   Capital lease                                                              13.2            13.8
   Deferred income taxes                                                      16.9             -
   Other assets                                                              153.0           146.4
                                                                          ----------      -----------
       Total assets                                                       $2,006.8        $2,263.2
                                                                          ==========      ===========

Liabilities:
   Unearned insurance premiums                                            $  259.1        $  420.1
   Claims and adjustment expenses                                            735.3           782.3
   Short-term borrowings                                                      27.6            41.5
   Long-term borrowings                                                      315.0            25.1
   Capital lease                                                              27.7            27.8
   Deferred income taxes                                                       -               2.8
   Dividends and distributions on capital securities                          14.4            24.0
   Ceded reinsurance payable                                                  18.1            66.3
   Other liabilities                                                         141.1            87.8
                                                                           ---------      -----------
       Total liabilities                                                   1,538.3         1,477.7
                                                                           ---------      -----------

Company obligated mandatorily redeemable capital securities of subsidiary Trust I holding solely junior subordinated deferrable interest debentures of the Company, net of unamortized discount of
   $1.0 in 2000 and 1999                                                     105.0           109.0

Company obligated mandatorily redeemable convertible capital securities of subsidiary Trust II holding solely junior subordinated deferrable
   interest debentures of the Company                                          -             300.0

Shareholders' equity:
   Common stock (stated value; shares authorized 50.0; shares issued and
     outstanding 28.9; 29.1)                                                  10.0            10.0
   Additional paid-in capital                                                 34.9            36.2
   Accumulated other comprehensive income                                      3.5            (1.9)
   Retained earnings                                                         321.0           339.1
   Benefit plans                                                              (5.9)           (6.9)
                                                                          ----------      -----------
       Total shareholders' equity                                            363.5           376.5
                                                                          ----------      -----------
      Total                                                               $2,006.8        $2,263.2
                                                                          ==========      ===========

   Shareholders' equity per common share                                  $   12.56       $   12.95

See Notes to Consolidated Financial Statements.

                                              HSB GROUP, INC.
                                   Consolidated Statements of Cash Flows
                                                 Unaudited
                                               (in millions)
                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                        2000          1999
                                                                                     -----------   ---------
Operating Activities:
Net income                                                                            $  21.5       $  62.6
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                         23.1          14.7
   Deferred  income taxes (benefit)                                                     (20.2)          0.6
   Realized investment gains, net                                                       (38.8)        (30.8)
   Distributions on capital securities                                                   20.8          20.8
   Gain on sale of interests in Integrated Process Technologies, LLC                     (9.8)          -
   Loss on extinguishment of capital securities of Subsidiary Trust II                   15.3           -
   Change in balances, net of effects from purchases and sales of subsidiaries:
     Insurance premiums receivable                                                       25.9          13.1
     Engineering services receivable                                                     (3.3)         (5.5)
     Prepaid acquisition costs                                                           15.3          (4.5)
     Reinsurance assets                                                                 224.9        (195.9)
     Unearned insurance premiums                                                       (161.0)        (37.0)
     Claims and adjustment expenses                                                     (46.9)        210.4
     Ceded reinsurance payable                                                          (48.2)         (3.6)
     Other                                                                               46.2          (9.1)
                                                                                     -----------   ---------
       Cash provided by operating activities                                             64.8          35.8
                                                                                     -----------   ---------

Investing Activities:
Fixed asset additions, net                                                               (5.9)         (9.4)

Investments:
   Sale of short-term investments, net                                                   14.6          17.7
   Purchase of fixed maturities                                                         (98.2)       (123.8)
   Proceeds from sale of fixed maturities                                                94.6         113.6
   Redemption of fixed maturities                                                        15.6          13.6
   Purchase of equity securities                                                       (208.4)       (254.8)
   Proceeds from sale of equity securities                                              241.8         279.2
   Purchase of Structural Integrity Associates, Inc., net of cash acquired                -            (5.3)
   Proceeds from disposition of Integrated Process Technologies, LLC, net of cash
    disposed                                                                              4.2           -
                                                                                     -----------   ---------
     Cash provided by investment activities                                              58.3          30.8
                                                                                     -----------   ---------

Financing Activities:
(Decrease) increase in short-term borrowings                                            (13.9)         22.1
Proceeds from long-term borrowings                                                      315.0           -
Repayment of long-term borrowings                                                       (25.1)          -
Dividends and distributions on capital securities                                       (68.5)        (62.5)
Reacquisition of stock                                                                   (9.6)         (2.2)
Exercise of stock options                                                                 4.6           4.1
Reacquisition of company obligated mandatorily redeemable capital securities of
 Subsidiary Trust I                                                                      (3.7)          -
Retirement of company obligated mandatorily redeemable capital securities of
 Subsidiary Trust II                                                                   (315.0)          -
                                                                                     -----------   ---------
       Cash used in financing activities                                               (116.2)        (38.5)
                                                                                     -----------   ---------

   Net increase in cash and cash equivalents                                              6.9          28.1

   Cash and cash equivalents at beginning of period                                      73.0          18.3
                                                                                     -----------   ---------

   Cash and cash equivalents at end of period                                         $  79.9       $  46.4
                                                                                     ===========   =========

Interest paid                                                                         $   3.5       $   2.5
                                                                                     -----------   ---------

Federal income tax paid                                                               $  30.1       $  19.8
                                                                                     -----------   ---------

Non-cash investing activity:
   Additional proceeds of $11.1 million from the sale of IPT were received by HSB after quarter end.

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in millions, except per share amounts)
                                   (Unaudited)
1.       General


         The interim consolidated financial statements in this report present the consolidated accounts of HSB Group, Inc. and its subsidiaries (collectively, HSB or the Company). They include adjustments based on management's best estimates and judgments, including estimates of future loss payments, which are necessary to present a fair statement of the results for the interim periods reported. These adjustments are of a normal, recurring nature with the exception of the provision for international large risk business charges (see Note 5). The financial statements are prepared on the basis of generally accepted accounting principles and should be read in conjunction with the financial statements and related notes in the 1999 Annual Report.


2.       Accounting Policy for Premium Deficiency

         For  purposes of  determining  whether a premium  deficiency  exists on
         insurance   contracts,   contracts  are  grouped  consistent  with  the
         Company's manner of acquiring, servicing and measuring the profitability on such contracts. Due to the nature of the variables involved, subjective judgement is an integral component of these calculations. If a premium deficiency exists, all related prepaid acquisition costs are written off to the extent of the deficiency and a liability is established for any excess amounts remaining. Such amounts are charged to operations as incurred and the effects of changes in estimated premium deficiency reserves are included in the results of operations in the period in which the estimates change.

3.       Corporate Activity

         Proposed Merger with American International Group, Inc.
         -------------------------------------------------------

         HSB and American International Group, Inc. (AIG) entered into a definitive Agreement and Plan of Merger (Merger Agreement) dated as of August 17, 2000, under which AIG would acquire 100 percent of the outstanding stock of HSB through a merger of HSB into Engineering
         Acquisition Corporation, a wholly owned subsidiary of AIG. This transaction has been approved by the Boards of Directors of both companies and the shareholders of HSB. The transaction is expected to be completed later this year, upon receipt of pending regulatory approvals.

         If the merger is completed, each shareholder other than those exercising dissenter rights is entitled to receive AIG common stock with a total value equal to $41.00 for each share of HSB common stock. The total value for the transaction is approximately $1.2 billion. The transaction will be treated as a purchase for accounting purposes. It is anticipated that the transaction will qualify as a tax-free reorganization for federal income tax purposes. HSB is obligated to pay AIG a fee of $45.0 million, if the Merger Agreement is terminated under certain conditions.

         Industrial Risk Insurers
         ------------------------

         The joint underwriting association that was known as HSB Industrial Risk Insurers is now known as Industrial Risk Insurers (IRI), effective January 1, 2000. The reinsurance agreements effective January 1, 1998, between The Hartford Steam Boiler Inspection and Insurance Company (HSBIIC), Employers Reinsurance Corporation (ERC) and Industrial Risk Insurers were terminated with respect to loss or liabilities arising out of occurrences taking place on or after January 1, 2000. As a result, HSBIIC no longer retains 85 percent of the equipment breakdown insurance and 15 percent of the property insurance of the combined insurance portfolio for risks arising on or after January 1, 2000.

         Concurrent with the termination of the reinsurance agreements, HSBIIC, ERC and IRI also replaced the operating agreement dated January 1, 1998. The new agreement, effective January 1, 2000, called for HSBIIC to retain 0.5 percent membership share in IRI with the ability to increase its total share up to a maximum of 10 percent, at no cost, at HSBIIC's option. In addition, the new agreements also established an arrangement for HSB to perform equipment breakdown engineering and inspection services for clients of IRI.

         Effective September 14, 2000, in connection with an agreement between ERC and HSB under which HSB redeemed $300 million of Convertible Capital Securities held by ERC (see Note 4, below) HSB transferred its
         0.5 percent membership share to ERC. In addition, HSB agreed to enter into agreements with ERC under which HSB will continue to provide inspection, engineering and mechanical breakdown services to IRI for each of the two annual periods commencing January 1, 2001 and 2002.


         Gain on sale of interests in Integrated Process Technologies, LLC
         -----------------------------------------------------------------

         On September 29, 2000, HSBIIC completed the sale of its 51 percent membership interest in Integrated Process Technologies, LLC (IPT) to Enron Energy Services Operations, Inc. (EESO) pursuant to an LLC Membership Interest Purchase Agreement between HSBIIC and EESO dated September 28, 2000. In a related transaction, HSBIIC completed the sale of a call option it held on an additional 29 percent interest to the other 49 percent holder in IPT. HSBIIC recognized a pre-tax gain of $9.8 million from the two IPT sales transactions.


4.       Capital Structure

         Redemption of the Convertible Capital  Securities
         -------------------------------------------------

         On December 31,  1997,  HSB sold $300  million of  Convertible  Capital
         Securities to ERC in a private placement. The Convertible Capital Securities were issued through HSB Capital II (Trust II), a Delaware business trust created by HSB. The Convertible Capital Securities were redeemable, under certain conditions, at par plus a redemption premium, at the option of ERC, in the event of a change in control of HSB.

         On August 28, 2000, in contemplation of the proposed merger with AIG (see Note 3), HSB and ERC entered into a Redemption Agreement with respect to the exercise by ERC of the change in control redemption right provided at the time of the original issuance of the Convertible Capital Securities.

         On September 14, 2000, HSB redeemed the Convertible Capital Securities issued by Trust II for $315.0 million plus accrued and unpaid interest using funds borrowed from AIG (see "Borrowings" below). This amount included the change in control redemption premium. Trust II was subsequently dissolved. The early extinguishment of the Convertible Capital Securities resulted in an extraordinary charge of $9.9 million after-tax or $0.34 per common share for the quarter.


         Borrowings
         ----------

         On September 14, 2000, AIG lent $315.0 million in principal to HSB to fund the redemption of the Convertible Capital Securities. The loan is a five-year term loan that matures on September 30, 2005. The loan bears interest at an annual rate of 7.47 percent and interest is payable quarterly and on the date of any repayment of principal. After the principal amount of the loan becomes due and payable, the loan bears interest at an annual rate of 9.47 percent. The loan contains an optional prepayment provision, whereby HSB has the option to prepay the loan, in whole or in part, subject to certain notification and minimum payment requirements.

5.       Provision for international large risk business

         The $20.7 million provision for international large risk business recognized in the third quarter of 2000, relates to the special risk insurance business of the Company's London-based affiliate, HSB Engineering Insurance Limited (EIL). On a pre-tax basis, these charges include amounts recognized for estimated future claims and expenses that resulted from the Company's evaluation of a premium deficiency of $12.2 million as well as the recognition of an impairment of goodwill of $7.6 million and a reserve for severance and other costs of $0.9 million relating to that business. The Company determined that the goodwill associated with EIL's insurance business was not recoverable when measured using estimated future undiscounted cash flows.


6.       Recent Accounting Developments

         Statement of Position 98-7
         --------------------------

         In October  1998,  AcSEC issued  Statement of Position  98-7,  "Deposit
         Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk (SOP 98-7)." SOP 98-7 identifies several methods of deposit accounting and provides guidance on the application of each method. This SOP became effective for financial statements for fiscal years beginning after June 15, 1999. The adoption and impact of SOP 98-7 has not had a material impact on the Company's results of operations, financial condition or cash flows, as the Company is not party to any contracts that do not comply with the risk transfer provisions of issued Statement of Financial Accounting Standards (SFAS) No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts."


         Statements of Financial Accounting Standards Nos. 133, 137 and 138
         -------------------------------------------------------------------

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" subsequently amended by SFAS Nos. 137 and 138. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that such instruments be measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. This statement is effective for the Company for the first quarter of 2001. Based on the Company's current investment policies and practices, the Company anticipates that the adoption of the provisions of SFAS No. 133, as amended by SFAS Nos. 137 and 138 will not have a significant effect on results of operations, financial condition or cash flows.


         Statement of Financial Accounting Standards No. 140
         ---------------------------------------------------

         In September 2000, FASB issued SFAS No. 140 " Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which replaces SFAS No. 125 " Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration.

         This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Generally, earlier or retroactive application of the accounting provisions of SFAS No. 140 is not permitted. Based on the Company's current policies and practices, the

         Company anticipates that the adoption of the provisions of SFAS No. 140 will not have a significant effect on results of operations, financial condition or cash flows.


         Codification of Statutory Accounting Principles
         -----------------------------------------------

         In 1998, the National Association of Insurance Commissioners (NAIC) adopted the Codification of Statutory Accounting Principles guidance (Codification), which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. In 2000, the Connecticut legislature adopted Codification. The Company is in the process of estimating the effect of Codification that becomes effective January 1, 2001.

7.       Legal Proceedings

         The Company is involved in various legal proceedings as defendant or co-defendant that have arisen in the normal course of its business. In the judgment of management, after consultation with counsel, it is improbable that any liabilities, which may arise from litigation, will have a material adverse impact on the results of operations or the financial position of the Company.


8.       Earnings per Common Share

         The following table presents a reconciliation of the numerator and denominator of the calculation of basic and diluted Earnings per Common Share from income (loss) before extraordinary item.



                                                          Quarter Ended         Nine Months Ended
                                                          September 30,           September 30,
                                                          -------------           -------------
                                                        2000         1999        2000        1999
          ----------------------------------------------------------------------------------------
          Income (loss) before extraordinary item     $ (8.1)      $ 18.8       $  31.4     $ 62.6
          After-tax distributions on convertible
              capital securities (1)                     -            3.4           -         10.3
                                                      -------       ------        ------     -----
          Adjusted for diluted computation            $ (8.1)      $ 22.2       $  31.4     $ 72.9
          ----------------------------------------------------------------------------------------

          Weighted-average common shares outstanding    28.8         29.1          28.9       29.0
          Stock options (2)                              -            0.3           0.2        0.3
          Convertible capital securities (1)             -            5.3           -          5.3
                                                        ----         ----          ----       ----
          Adjusted for diluted computation              28.8         34.7          29.1       34.6
          ----------------------------------------------------------------------------------------
          Earnings (loss) per Common Share before
           extraordinary item:
            Basic (3) (4)                             $ (0.28)     $  0.65      $   1.08    $  2.16
            Assuming dilution (4)                     $ (0.28)     $  0.64      $   1.08    $  2.10
          -----------------------------------------------------------------------------------------

         (1) Includes  only  the  dilutive   effect  of   convertible   capital
             securities. See Note 4 "Capital Structure" - "Redemption of the Convertible Capital Securities".

         (2) Includes only the dilutive effect of stock options computed using the treasury stock method and shares issuable under deferred stock awards.

         (3) Represents   income   applicable  to  common  stock  divided  by
             weighted-average common shares outstanding.

         (4) Computation excludes rounding.

9.       Segment Information

         HSB has four reportable segments--Commercial insurance, Global Special Risk insurance, Engineering services and Investments. HSB is a multi-national company operating primarily in North American, European, and Asian markets. Through its Commercial segment operations, HSB provides risk modification services, equipment breakdown insurance and loss recovery services to commercial businesses. The Global Special Risk operating segment focuses on the needs of equipment-intensive industries by offering all risk coverage with customized engineering consulting and risk management. HSB's Engineering services operations offer professional scientific and technical consulting for industry and government worldwide. The Company's investment assets are managed by its Investment operating segment.

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

         The following presents revenue and net income from the Company's reportable segments and reconciles these amounts to the corresponding consolidated totals:

                                                             Quarter Ended             Nine Months Ended
                                                              September 30,               September 30,
                                                         -----------------------      ------------------
                                                          2000          1999          2000            1999
           ---------------------------------------------------------------------------------------------------
           Revenues from continuing operations
           Insurance premiums:
           Commercial                                 $    94.1     $   82.7        $ 275.0        $ 245.2
           Global Special Risks                            11.5         10.1           22.9           36.9
           Engineering services *                          48.5         30.6          125.7           86.0
           Net investment income and realized
            investment gains                               31.3         30.0           85.3           79.6
                                                      -----------   ----------    -----------    ------------
           Total revenues from reportable segments        185.4        153.4          508.9          447.7
           Other segments                                   0.2         (0.1)          (1.4)           0.8
                                                      -----------   ----------    -----------    ------------
           Total revenues                             $   185.6     $  153.3        $ 507.5        $ 448.5
                                                      ===========   ==========    ===========    ============

           Net income (loss):
           Commercial                                 $     3.4     $    4.2        $  13.7         $ 10.1
           Global Special Risks                           (31.7)        (1.6)         (35.3)           6.3
           Engineering services *                           7.4          0.5            9.9            3.0
           Investment                                      20.1         21.3           56.5           55.9
                                                      -----------   ----------    -----------    ------------
           Total net income from reportable
            segments                                       (0.8)        24.4           44.8           75.3
           Other segments                                  (5.1)        (2.2)          (5.7)          (3.7)
           Corporate account                                1.9          1.2            5.8            4.6
           Distributions on capital securities             (4.1)        (4.6)         (13.5)         (13.6)
                                                      -----------   ----------     -----------    ------------
           Net income (loss) before extraordinary
            item                                           (8.1)        18.8           31.4           62.6
           Loss on extinguishment of capital
            securities of subsidiary Trust II, net
            of tax                                         (9.9)         -             (9.9)           -
                                                      -----------   ----------    -----------    ------------
           Net income (loss)                          $   (18.0)    $   18.8        $  21.5        $  62.6
                                                      ===========   ==========    ===========    ============

         *Includes gain on sale of interests in Integrated Process Technologies, LLC (see Note 3).

10.      Global Floating Rate Capital Securities

         On July 15, 1997, a trust sponsored and wholly owned by the Company issued $110,000,000 aggregate liquidation amount of capital securities in a private placement and 3,403 shares of common securities to the Company, the proceeds of which were invested by the trust in $113,403,000 aggregate principal amount of the Company's debt securities. On November 5, 1997, an exchange offer was commenced, pursuant to which the capital securities originally issued in the private placement were exchanged for capital securities that were registered with the Securities and Exchange Commission (the "Capital Securities") and the debt securities were exchanged for debt securities that were registered with the Securities and Exchange Commission (the "Debt Securities").

         The Debt Securities represent all of the assets of the trust. The proceeds from the issuance of the Debt Securities were used by the Company for general corporate purposes. The Debt Securities and related income statement effects are eliminated in the Company's consolidated financial statements. The Debt Securities accrue and pay cash distributions quarterly in arrears at a variable rate of LIBOR plus .91 percent of the stated liquidation amount of $1,000 per Debt Security, and are scheduled to mature on July 15, 2027.

         The Capital Securities accrue and pay cash distributions quarterly in arrears at a variable rate of LIBOR plus .91 percent of the stated liquidation amount of $1,000 per Capital Security. The terms of the Debt Securities, the guarantee of the Company with respect to the Capital Securities, the Indenture and the Trust Agreement together provide a full guarantee of amounts due on the Capital Securities.

         The Capital Securities are mandatorily redeemable upon the maturity of the Debt Securities on July 15, 2027, or earlier to the extent of any redemption by the Company of any Debt Securities. The redemption price in either such case will be $1,000 per share plus accrued and unpaid distributions to the date fixed for redemption.

         In the second and third quarters of 2000, the Company purchased $4,000,000 in face amount of Capital Securities. Since September 30, 2000, the Company has repurchased an additional $11,000,000 in face amount of Capital Securities.

11.      Stock Purchase Rights

         Under the shareholders rights plan (Rights Agreement) approved by the Board of Directors on September 21, 1998, the Board declared a dividend of one right for each outstanding share of common stock to shareholders of record on November 28, 1998. Under the terms of the Rights Agreement, if certain conditions are met, the rights separate from the common stock and become exercisable if a person or group acquires ownership of 15 percent or more of the outstanding common stock of the Company or commences a tender or exchange offer to acquire 15 percent or more of the outstanding shares.

         In connection with the merger, the Rights Agreement was amended to provide that neither the signing of the Merger Agreement or the stock option agreement (under which AIG was granted the option to acquire up to 19.9 percent of HSB common stock) nor completion of the merger or the exercise of the stock option would cause AIG to become an "acquiring person" or constitute a "triggering event" as these terms are defined in the Rights Agreement.

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF CONSOLIDATED FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2000

RESULTS OF OPERATIONS
---------------------

(in millions, except per share amounts)


Consolidated Overview
---------------------
                                                          Quarter Ended                      Nine Months Ended
                                                           September 30,                       September 30,

                                                       2000          1999                  2000            1999
                                                       ----          ----                  ----            ----
Revenues:

Gross earned premiums                              $   157.2      $   200.6             $   515.7       $  616.3
Ceded premiums                                          51.4          107.9                 219.2          333.4
                                                   ---------      ---------             ---------       --------

Insurance premiums                                     105.8           92.7                 296.5          282.9

Engineering services                                    38.7           30.6                 115.9           86.0

Net investment income                                   16.0           16.5                  46.5           48.8

Realized investment gains                               15.3           13.5                  38.8           30.8

Gain on sale of interests in IPT                         9.8            -                     9.8            -
                                                   ---------       ----------           ---------       --------
   Total revenues                                  $   185.6      $   153.3             $   507.5       $  448.5
                                                   =========      ===========           =========       ========



Pre-tax income (loss)                              $    (1.4)     $    32.7             $    72.0       $  107.8

Income taxes                                             2.6            9.3                  27.1           31.6

Distributions on capital securities, net of tax          4.1            4.6                  13.5           13.6
                                                   ---------      ---------             ---------       --------

Income (loss) before extraordinary item            $    (8.1)     $    18.8             $    31.4       $   62.6


Loss on extinguishment of capital securities of
   subsidiary Trust II, net of tax                       9.9            -                     9.9            -
                                                   ---------      ---------             ---------       --------


Net income (loss)                                  $   (18.0)     $    18.8             $    21.5       $   62.6
                                                   ==========     =========             =========       ========

Earnings (loss) per common share-basic:

     Income (loss) before extraordinary item       $    (0.28)    $     0.65            $     1.08      $    2.16
     Net income (loss)                             $    (0.62)    $     0.65            $     0.74      $    2.16

Earnings (loss) per common share-assuming dilution:

     Income (loss) before extraordinary item       $    (0.28)    $     0.64            $     1.08      $    2.10
     Net income (loss)                             $    (0.62)    $     0.64            $     0.74      $    2.10

Overview of Results of Operations
---------------------------------

Total  revenues  for the third  quarter and first nine months of 2000  increased
21.1 and 13.2 percent from comparable periods in 1999. The third quarter growth in insurance premiums primarily reflects growth in our Commercial business. The year to date growth in insurance premiums reflects growth in our Commercial business offset in part by declines in our Global Special Risks business. The growth in Engineering Services revenues of 26.5 percent for the third quarter and 34.8 percent year to date, which excludes the impact of the third quarter 2000 gain on sale of interests in Integrated Process Technologies, LLC (IPT) (see "Engineering Services Operations"), reflects the impact of new business as well as continued growth in certain engineering affiliates and subsidiaries. The third quarter and year to date increase in realized investment gains reflect the shift of a portion of investments out of common stocks.

The Company's pre-tax earnings decreased 104.3 and 33.2 percent for the third quarter and first nine months of 2000 compared to 1999. The decrease in pre-tax earnings for the third quarter and year to date 2000 was due primarily to reduced underwriting profits in our Global Special Risks business which reflects $23.2 million of third quarter 2000 adverse loss experience, net of reinsurance recoveries of $24.5 million. The claims associated with this experience occurred after July 1, 2000, of which the majority of the gross loss experience related to international risks. In addition, results for the third quarter of 2000 include a charge of $20.7 million with respect to the special risk insurance business generated by the Company's London-based affiliate, HSB Engineering Insurance Limited (EIL). This charge includes provisions for future claims and certain other expenses as well as a non-tax-deductible write-down with respect to the goodwill impairment of that business.

The effective tax rates for the third quarter and year to date 2000 were 185.7 and 37.6 percent compared to 28.4 and 29.3 percent for the comparable prior periods. The increase in the third quarter and year to date 2000 effective tax rate compared to 1999 relates to increases in non-deductible goodwill and reduced foreign tax credits. The increase in non-deductible goodwill for these periods primarily relates to a charge of $7.6 million related to EIL, which is a component of the $20.7 million pre-tax special risk insurance business charge discussed above. Typically tax rate fluctuations occur as underwriting and engineering services results and realized gains change the mix of pre-tax income between fully taxable earnings and tax preferred earnings that can be obtained by investing in certain instruments. The Company continues to manage its use of tax advantageous investments to maximize after-tax earnings.

Third quarter and year to date 2000 after-tax results also include a $9.9 million extraordinary loss on the early extinguishment of capital securities of subsidiary Trust II which resulted when the Convertible Capital Securities were redeemed. The early redemption resulted from action taken by Employers
Reinsurance Corporation (ERC) to exercise its change in control redemption option, provided at the time of the original issuance of the Convertible Capital Securities, to require the redemption of the Convertible Capital Securities under certain conditions (see Note 4 "Capital Structure").


Proposed Merger with American International Group, Inc.
-------------------------------------------------------

HSB Group, Inc. (HSB) and American International Group, Inc. (AIG) entered into a definitive Agreement and Plan of Merger (Merger Agreement) dated as of August 17, 2000 under which AIG would acquire 100 percent of the outstanding stock of HSB through a merger of HSB into Engineering Acquisition Corporation, a wholly owned subsidiary of AIG. This transaction has been approved by the Boards of Directors of both companies and the shareholders of HSB. The transaction is expected to be completed later this year, upon receipt of pending regulatory approvals.

If the merger is completed, each shareholder other than those exercising dissenter rights is entitled to receive AIG common stock with a total value equal to $41.00 for each share of HSB common stock. The total value for the transaction is approximately $1.2 billion. The transaction will be treated as a purchase for accounting purposes. It is anticipated that the transaction will qualify as a tax-free reorganization for federal income tax purposes. HSB is obligated to pay AIG a fee of $45.0 million, if the Merger Agreement is terminated under certain conditions.

Recent Accounting Developments
------------------------------

Statement of Position 98-7

In October 1998, AcSEC issued Statement of Position 98-7,  "Deposit  Accounting:
Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk (SOP 98-7)." SOP 98-7 identifies several methods of deposit accounting and provides guidance on the application of each method. This SOP became effective for financial statements for fiscal years beginning after June 15, 1999. The adoption and impact of SOP 98-7 has not had a material impact on the Company's results of operations, financial condition or cash flows, as the Company is not party to any contracts that do not comply with the risk transfer provisions of Statement of Financial Accounting Standards (SFAS) No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts."


Statements of Financial Accounting Standards Nos. 133, 137 and 138

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" subsequently amended by SFAS Nos. 137 and 138. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that such instruments be measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. This statement is effective for the Company for the first quarter of 2001. Based on the Company's current investment policies and practices, the Company anticipates that the adoption of the provisions of SFAS No. 133, as amended by SFAS Nos. 137 and 138, will not have a significant effect on results of operations, financial condition or cash flows.


Statement of Financial Accounting Standards No. 140

In September 2000, FASB issued SFAS No. 140 " Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which replaces SFAS No. 125 " Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration.

This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Generally, earlier or retroactive application of the accounting provisions of SFAS No. 140 is not permitted. Based on the Company's current policies and practices, the Company anticipates that the adoption of the provisions of SFAS No. 140 will not have a significant effect on results of operations, financial condition or cash flows.


Codification of Statutory Accounting Principles

In 1998, the National Association of Insurance Commissioners (NAIC) adopted the Codification of Statutory Accounting Principles guidance (Codification), which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. In 2000, the Connecticut legislature adopted Codification. The Company is in the process of estimating the effect of Codification that becomes effective January 1, 2001.

Insurance Operations
--------------------

                                                          Quarter Ended                    Nine Months Ended
                                                          September 30,                      September 30,
                                                          -------------                      -------------
                                                      2000           1999                  2000            1999
                                                      ----           ----                  ----            ----
Gross earned premiums                              $   157.2      $   200.6             $   515.7       $  616.3
Ceded premiums                                          51.4          107.9                 219.2          333.4
                                                   ---------      ---------             ---------       --------
Insurance premiums                                     105.8           92.7                 296.5          282.9

Claims and adjustment expenses                          74.0           44.5                 150.9          120.7


Underwriting, acquisition and other expenses            54.6           46.0                 153.5          138.1
                                                   ---------      ---------             ---------          -----
Underwriting gain (loss)                           $   (22.8)     $     2.2             $    (7.9)      $   24.1


Provision for international large
  risk business charges                                 20.7           -                     20.7            -
                                                   ----------     ---------             ----------      --------
Pre-tax income (loss)                              $   (43.5)     $     2.2             $   (28.6)      $   24.1
                                                   ==========     =========             ==========      ========

Combined ratio excluding the provision
 for international large risk business charges:

Loss ratio *                                          70.0%           48.1%                 50.9%          42.7%
Expense ratio *                                       51.5%           49.6%                 51.7%          48.8%
                                                   --------       ---------             ---------       --------
Combined ratio *                                     121.5%           97.7%                102.6%          91.5%
                                                   ========       =========             =========       ========

* Computation excludes rounding.


Results from insurance operations include those of The Hartford Steam Boiler Inspection and Insurance Company (HSBIIC), EIL, The Boiler Inspection and Insurance Company of Canada (BI&I), The Allen Insurance Company, Ltd., The Hartford Steam Boiler Inspection and Insurance Company of Connecticut, The Hartford Steam Boiler Inspection and Insurance Company of Texas, and HSBIIC's participation in Industrial Risk Insurers (IRI) and various other pools.

Gross earned premiums in the third quarter and year to date 2000 decreased 21.6 and 16.3 percent from comparable periods in 1999. The decrease in gross earned premiums largely relates to declines in Global Special Risks gross earned premiums of 47.9 and 38.7 percent for the quarter and year to date, respectively. These declines primarily resulted from the Company's decision to reduce its risk position in IRI effective January 1, 2000. The declines in Global Special Risks were offset by increases in Commercial gross earned premiums of 9.3 and 10.2 percent for the quarter and year to date, respectively, which related primarily to increases in our domestic commercial assumed equipment breakdown business.

Ceded premiums in the third quarter and year to date decreased 52.4 and 34.3 percent to comparable periods in 1999. This is consistent with declines in gross earned premiums for the same periods and reflects changes in the structure of some of the Company's reinsurance programs which now utilize less quota share reinsurance on certain books of business as well as changes in the IRI agreements.

The loss ratio increased from 48.1 percent in the third quarter of 1999 to 70.0 percent in the current quarter; and from 42.7 percent year to date 1999 to 50.9 percent year to date 2000. For the third quarter and year to date 2000, the increase in the loss ratios primarily related to adverse loss experience in our Global Special Risks large risk business. The claims associated with this experience occurred after July 1, 2000 and totaled $23.2 million after reinsurance recoveries of $24.5 million. The majority of the gross loss experience was related to international risks. Net of the effects of reinsurance recoverable, this adverse loss experience had a 21.9 percent and 7.8 percent impact on the Company's third quarter and year to date 2000 loss ratios, respectively. The increase in the loss ratio for the quarter and year to date reflects to some extent management's decision to increase the retention on certain claims, in order to provide increased reinsurance capacity for our domestic businesses. Third quarter 1999 results include $10 million in weather-related events domestically and the Taiwan earthquake.

The third quarter and year to date results include a $20.7 million provision for international large risk business charges which are more fully discussed in Note
5. Excluding the provision for international large risk business, the expense ratio increased from 49.6 percent in the third quarter of 1999 to 51.5 percent in the current quarter, and from 48.8 percent year to date in 1999 to 51.7 percent year to date in 2000. The increases in the expense ratio were primarily attributed to increases in underwriting and inspection expenses, which increased $6.9 million for the third quarter and $16.1 million year to date. These increases were largely due to the reduced management fees related to the Company's decision to reduce its risk bearing position in IRI, changes in the Company's reinsurance programs which resulted in reduced ceding commissions, and marketing incentive increases related to the growth in our Commercial business. Policy acquisition costs increased $1.7 million for the quarter and were flat year to date compared to 1999 amounts due primarily to the reduction in IRI net policy acquisition costs. These changes were offset, however, by increased policy acquisition costs in our Commercial business.

IRI management fees are reflected as expense reductions to underwriting and inspection expenses and policy acquisition costs. The expense ratio would be approximately 2.5 and 3.8 percent higher for the quarter and year to date, respectively, absent the IRI arrangements.

The following information summarizes net earned premiums and net income by reportable insurance segment:

                               Quarter Ended              Nine Months Ended
                               September 30,                September 30,
                               -------------                -------------
                             2000        1999            2000         1999
                             ----        ----            ----         ----
Commercial:
   Net earned premiums      $ 94.1      $82.7           $275.0      $245.2
   Net income                  3.4        4.2             13.7        10.1

Global Special Risks:
   Net earned premiums      $ 11.5      $10.1           $ 22.9      $ 36.9
   Net income (loss)         (31.7)      (1.6)           (35.3)        6.3


Net earned premiums in the Commercial segment rose $11.4 million or 13.8 percent in the third quarter and $29.8 million or 12.2 percent for the first nine months of 2000 due primarily to continued growth in our domestic client company business through our ReSource product. Net income for the third quarter of 2000 reflected increased frequency of small claims as well as a higher percentage of policy acquisition and other underwriting costs to net earned premiums compared to the third quarter of 1999. Net income year to date 2000 was favorably impacted by reduction in the loss ratio and the absorption of fixed costs on higher net earned premiums.

Global Special Risks net earned premiums for the third quarter increased $1.4 million and declined $14.0 million year to date from the comparable periods in 1999. The quarter to date increase in net earned premiums was due primarily to the impact of increases in our domestic special risk business, offset in part by decreases in the IRI net earned premiums. The year to date decrease in net earned premiums was due primarily to the impact of changes in the IRI agreements. Global Special Risks net loss for the third quarter and year to date 2000 compared to net income (loss) for the same periods in 1999 reflects increased loss as well as a portion ($15.1 million after-tax) of the provision for international large risk business charges described in Note 5. The increased losses in 2000 include the previously discussed impact of $23.2 million of large third quarter losses, net of reinsurance recoveries of $24.5 million related to international risks. In addition, Global Special Risks domestic and international loss ratios were also unfavorably impacted by reduced quota share reinsurance coverages. Global Special Risks 1999 results presented reflect the impact of third quarter 1999 losses from weather-related events domestically and the Taiwan earthquake. Global Special Risks may continue to have an adverse impact on underwriting results until such time as needed pricing improvements are accepted in the marketplace. During the third quarter, the Company re-evaluated EIL's contribution to Global Special Risks and has taken action to curtail writings and address costs as the Company continues to evaluate various future strategies regarding Global Special Risks business.

Engineering Services Operations

                                                  Quarter Ended                  Nine Months Ended
                                                  September 30,                    September 30,
                                                  -------------                    -------------
                                               2000           1999             2000           1999
                                               ----           ----             ----           ----

Engineering services revenues               $    38.7       $   30.6         $  115.9       $  86.0
Engineering services expenses                    36.2           29.5            107.8          80.3
                                            ---------       --------         --------       -------
Operating gain                              $     2.5       $    1.1         $    8.1       $   5.7

Gain on sale of interests in IPT                  9.8            -                9.8           -
                                            ---------       --------         --------       -------

Pre-tax income                              $    12.3       $    1.1         $   17.9       $   5.7
                                            =========       ========         ========       =======

Operating margin  *                               6.5%           3.6%             7.0%          6.6%

* Excludes gain on sale of interests in IPT.

Engineering services operations include the results of HSBIIC's, EIL's and BI&I's engineering services, HSB Reliability Technologies (HSBRT), HSB Professional Loss Control, HSB International, Solomon Associates, Inc. (SAI), Structural Integrity Associates, Inc. (Structural) and the Company's interests in IPT until September 29, 2000 when its interests were sold.

Engineering services revenues for the third quarter and first nine months of 2000 increased $8.1 and $29.9 million compared to the same periods in 1999. The growth in Engineering services revenues for the third quarter was largely due to growth in license and service fees which were generated from the Company's agreements with Enron Energy Services Operations, Inc. (EESO), an Enron Corp. affiliate, new agreements with IRI that became effective January 1, 2000 and the continued expansion of EIL's Haughton engineering business and HSBRT. The year to date growth in Engineering services revenues was attributable to these factors as well as increased revenue generated by Structural that was acquired in July 1999 and IPT. Under agreements with EESO, which became effective in the first quarter of 2000, the Company provides certain energy services, project management and other technical assistance.

Engineering services operating margin was 6.5 and 7.0 percent for the third quarter and first nine months of 2000, respectively, compared to 3.6 and 6.6 percent for comparable periods in 1999. The improvements in engineering services operating margins were largely due to license and service fees. This improvement was offset in part by the negative impact of IPT and the increased investment of operating funds to develop new products.

On September 29, 2000, HSBIIC completed the sale of its 51 percent membership interest in IPT to EESO pursuant to an LLC Membership Interest Purchase Agreement between HSBIIC and EESO dated September 28, 2000. In a related transaction, HSBIIC completed the sale of a call option it held on an additional 29 percent interest to the other 49 percent holder in IPT. HSBIIC recognized a pre-tax gain of $9.8 million from the two IPT sales transactions.


Investment Operations
---------------------

                                     Quarter Ended          Nine Months Ended
                                     September 30,            September 30,
                                     -------------            -------------
                                   2000         1999         2000        1999
                                   ----         ----         ----        ----
Net investment income             $ 16.0      $ 16.5       $ 46.5      $ 48.8
Realized investment gains           15.3        13.5         38.8        30.8
                                  ------      ------       ------      ------
 Income before interest expense   $ 31.3      $ 30.0       $ 85.3      $ 79.6
Interest expense                     1.5         0.6          2.6         1.6
                                   ----       ------       ------      ------
Pre-tax income                    $ 29.8      $ 29.4       $ 82.7      $ 78.0
                                  ======      ======       ======      ======

Pre-tax income from investment operations increased $0.4 million for the third quarter and $4.7 million for the first nine months of 2000 compared to the same periods in 1999. The decrease in net investment income for the third quarter and year to date 2000 primarily related to reduced investable funds which resulted from the repositioning of our investment portfolio. A portion of the proceeds generated from repositioning the investment portfolio was used to repurchase $9.6 million of HSB stock and repay $25.1 million in long-term debt. The third quarter and year to date 2000 increase in realized investment gains over comparable periods in 1999 reflected the shift of some investments out of common stocks in accordance with the investment portfolio's asset allocation targets. Realized investment gains for the third quarter and year to date 2000 also include $0.2 and $5.6 million, respectively, of losses arising from declines in the realizable value of certain venture capital and other investments considered to be other than temporary. Management continues to evaluate the credit risk on its venture capital investments. The Company continues to evaluate its investments for exposure to declines in realizable value considered to be other than temporary. The investment portfolio includes a wide variety of high quality equity securities and both domestic and foreign fixed maturities. The Company continues to manage its use of tax advantageous investments to maximize after-tax investment earnings. The Company does not engage in cash flow underwriting; it seeks to have underwriting profit each year.

Interest expense increased $0.9 million for the third quarter and $1.0 million for the first nine months of 2000 compared to the same periods in 1999. The increase in interest expense for the third quarter and year to date 2000 primarily resulted from the impact of the Company's $315.0 million loan with AIG, the proceeds of which were used to redeem the Convertible Capital Securities on September 14, 2000.


Market Risk
-----------

The value of the Company's financial instruments reacts to changes in macro economic variables. Market risk generally encompasses systemic risks or risks associated with macro factors relating to the economic impact of changes in the fair value of a financial instrument. Market risk relates to the variability of market prices and/or cash flows associated with changes in interest rates, securities prices, market indices, yield curves or currency exchange rates and is inherent to all financial instruments. The Company's investment strategy continues to be to maximize total return on the investment portfolio through investment income and capital appreciation and is based on such factors as operational results, tax implications, regulatory requirements, interest rates, dividends to stockholders, debt and capital securities servicing requirements and market conditions.

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


Sensitivity Analysis

The sensitivity analysis assumes an instantaneous shift in market interest rates, with scenarios of interest rates increasing and decreasing 100 and 150 basis points from their levels at September 30, 2000, with all other variables held constant. The analysis assumes the yield to worst methodology. A 100 and 150 basis point increase in the market interest rates would result in a pre-tax decrease in the net financial instrument position of $49.3 million and $70.5, respectively. Similarly, a 100 and 150 basis point decrease in market interest rates would result in a pre-tax increase in the net financial instrument position of $49.3 and $70.5 million, respectively.

Portfolio sensitivity to these variables tends to change over time due to changes in portfolio composition and changes in market environment. For the fixed maturity portfolio, sensitivity, as measured by duration, was 8.13 at September 30, 2000, essentially the same as at December 31, 1999.

The Company's long-term borrowings were issued at a fixed rate of 7.47 percent, and as such, interest expense would not be impacted by interest rate shifts. The effect of 100 and 150 basis point increases in interest rates on the $315.0 million in long-term borrowings to AIG would result in an estimated market value of $302.3 million and $296.2 million, respectively. For purposes of determining the impact of changes in interest rates on market value, it is assumed that the Company does not exercise its optional prepayment rights. If the Company exercises its prepayment rights, the impact on market values due to increases in interest rates could be less severe.

The impact of 100 and 150 basis point increases in interest rates on the variable rate capital securities would result in an additional annualized charge to pre-tax income of $1.1 million and $1.6 million, respectively. A 100 and 150 basis point decrease in interest rates would increase annualized pre-tax income by $1.1 million and $1.6 million, respectively, per year.

Equity price risk was measured assuming an instantaneous 10 percent and 25 percent change in the S&P 500 Index from its level at September 30, 2000 with all other variables held constant. The Company's equity holdings (comprised of common stocks and non-redeemable preferreds) were assumed to be 100 percent correlated to this index. A 10 percent and 25 percent increase or decrease in the S&P 500 Index would result in a $18.0 and $45.0 million increase or decrease, respectively, in the net financial instrument position. The Company's equity instruments' sensitivity to equity market risk, as measured by portfolio beta, decreased from 0.98 at December 31, 1999 to 0.85 at September 30, 2000. This change is generally attributed to portfolio repositioning during the period.

The sensitivity analysis also assumes an instantaneous 10 percent and 20 percent change in the foreign currency exchange rates versus the U.S. dollar from their levels at September 30, 2000, with all other variables held constant. A 10 percent and 20 percent strengthening of the U.S. dollar would result in decreases of $10.2 and $10.6 million, respectively, in the net financial instrument position. Weakening of the U.S. dollar versus all other currencies would result in like increases in the net financial instrument position.

The following table reflects the estimated effects on the market value of the Company's financial instruments due to an increase in interest rates of 100 basis points, a 10 percent decline in the S&P 500 Index and a decline of 10 percent in foreign currency exchange rates.

Held For Other Than Trading Purposes

                               Market      Interest      Currency       Equity
At September 30, 2000          Value      Rate Risk        Risk          Risk
--------------------------------------------------------------------------------
Fixed maturity securities      $ 486.3      $ (34.7)     $ (6.7)       $    -
Equity securities                384.1        (14.1)       (2.2)          (18.0)
Short term investments            38.9         (0.5)       (1.3)            -
--------------------------------------------------------------------------------
  Total all Securities         $ 909.3      $ (49.3)     $(10.2)       $  (18.0)
--------------------------------------------------------------------------------

The following table reflects the estimated effects on the market value of the Company's financial instruments due to an increase in interest rates of 150 basis points, a 20 percent decline in foreign currency exchange rates, and a decline of 25 percent in the S& P 500 Index.


Held For Other Than Trading Purposes

                               Market      Interest      Currency       Equity
At September 30, 2000          Value      Rate Risk        Risk          Risk
--------------------------------------------------------------------------------
Fixed maturity securities      $  486.3     $ (49.7)     $ (6.9)       $    -
Equity securities                 384.1       (20.0)       (2.1)          (45.0)
Short term investments             38.9        (0.8)       (1.6)            -
--------------------------------------------------------------------------------
  Total all securities         $  909.3     $ (70.5)     $(10.6)       $  (45.0)
--------------------------------------------------------------------------------


Statements of Comprehensive Income
----------------------------------

In  addition  to the impact of HSB's  results of  operations,  the  Consolidated
Statements of Comprehensive Income display the effects of price movements on HSB's invested assets. As a result of market fluctuations, cumulative holding gains, net of taxes, for the first nine months of 2000 increased $5.4 million compared to a decrease of $52.1 million in the same period in 1999. Exclusive of realized gains, the change in 2000 when compared to the first nine months of 1999 is largely due to rising interest rates.


Liquidity and Capital Resources
-------------------------------
                                                        Balances at
                                             --------------------------------
                                             September 30,       December 31,
                                                 2000                1999
                                            ---------------      -------------
Total assets                                $ 2,006.8               $ 2,263.2
Short-term investments                           38.9                    53.5
Cash and cash equivalents                        79.9                    73.0
Short-term borrowings                            27.6                    41.5
Long-term borrowings                            315.0                    25.1
Capital securities of subsidiary Trust I        105.0                   109.0
Capital securities of subsidiary Trust II         -                     300.0
Shareholders' equity                            363.5                   376.5


Liquidity refers to the Company's ability to generate sufficient funds to meet the cash requirements of its business operations. HSB is a holding company whose principal subsidiary is HSBIIC. HSB relies on investment income, primarily in the form of dividends from HSBIIC, in order to meet its short and long-term liquidity requirements including the service requirements for its capital securities and long-term borrowings. The Company receives a regular inflow of cash from maturing investments, engineering services and insurance operations. The mix of the investment portfolio is managed to respond to expected claim pay-out patterns and the service requirements of the Company's borrowings and capital securities. HSB also maintains a highly liquid short-term portfolio to provide for immediate cash needs and to offset a portion of interest rate risk relating to the Capital Securities of subsidiary Trust I.

Cash provided from operations was $64.8 million in the first nine months of 2000 compared to $35.8 million for the same period in 1999. The decreases in reinsurance assets, insurance premiums receivable, prepaid acquisition costs, unearned insurance premiums, claims and adjustments expenses and other liabilities on the Consolidated Statement of Position from December 31, 1999 to September 30, 2000 largely relate to changes in the IRI arrangement, which became effective January 1, 2000. This trend is expected to continue through the remainder of 2000. Cash provided by investment activities was $58.3 million in the first nine months of 2000 compared to $30.8 for the same period in 1999. This reflects investment portfolio repositioning to asset allocation targets. Cash used in financing activities was $116.2 million in the first nine months of 2000 compared to $38.5 million for the same period in 1999. This increase is largely due to the decrease in short-term borrowings and the settlement of $25.1 million of senior notes that matured during the second quarter of 2000. In the third quarter of 2000, the proceeds of a $315.0 million loan from AIG were used to retire the Company obligated mandatorily redeemable capital securities of subsidiary Trust II. The Cash used in financing activities for the first nine months of 2000 also includes the repurchase of $4.0 million in face amount of capital securities of subsidiary Trust I at a discount. Since September 30, 2000 the Company has repurchased an additional $11.0 million in face amount of capital securities at a discount.

Capital resources consist of debt outstanding, shareholders' equity and capital securities, and represent those funds deployed or available to be deployed to support business operations. Common shareholders' equity decreased by approximately $13.0 million since December 31, 1999. The decrease primarily reflects comprehensive income of $26.9 million less dividends of $38.2 million, stock repurchases of $9.6 million and the exercise of stock options of $4.6 million. Shareholders' equity as a percent of assets was 18.1 percent, up from
16.6 percent at December 31, 1999, as changes in the balance sheet reflect the Company's decision to reduce its risk bearing position in IRI effective January 1, 2000. During the first nine months of 2000, the Company repurchased approximately 365,000 shares of its outstanding shares.

On September 14, 2000, AIG lent $315.0 million in principal to HSB to fund the redemption of the Convertible Capital Securities. The loan is a five-year term loan that matures on September 30, 2005. The loan bears interest at an annual rate of 7.47 percent and is payable quarterly and on the date of any repayment of principal. After the principal amount of the loan becomes due and payable, the loan bears interest at an annual rate of 9.47 percent. The loan contains an optional prepayment provision, whereby HSB has the option to prepay the loan, in whole or in part, subject to certain notification and minimum payment requirements.

At September 30, 2000, HSBIIC had significant short-term and long-term borrowing capacity. HSBIIC is currently authorized to issue up to $100 million of commercial paper, an increase of $25 million since December 31, 1999. Commercial paper outstanding at September 30, 2000 was approximately $27 million. The weighted-average interest rate was 6.6 percent at September 30, 2000. Standard & Poor's and Fitch (formerly Duff & Phelps) credit rating services have assigned their highest ratings for the commercial paper.


Forward-Looking Statements
--------------------------

Certain statements contained in this report are forward-looking and are based on management's current expectations. Actual results may differ materially from such expectations depending on the outcome of certain factors described with such forward-looking statements and other factors including: consummation of the proposed merger with AIG; significant natural disasters and severe weather conditions; changes in interest rates and the performance of the financial markets; changes in the availability, cost and collectibility of reinsurance; changes in domestic and foreign laws, regulations and taxes; the entry of new or stronger competitors and the intensification of pricing competition; the loss of current customers or the inability to obtain new customers; changes in the coverage terms selected by insurance customers, including higher deductibles and lower limits; the adequacy of loss reserves; changes in asset valuations; consolidation and restructuring in the insurance industry; changes in the demand and customer base for engineering and inspection services offered by the Company, whether resulting from changes in the law or otherwise, and other general market conditions.


Item 3 - Quantitative and Qualitative Disclosures About Market Risk

See Item 2, "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations", "Market Risk".


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

See Note 7 to Consolidated Financial Statements, Part I, Item 1.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 2 - Agreement and Plan of Merger among Registrant, American International Group, Inc. (AIG) and Engine Acquisition Corporation dated August 17, 2000, incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K dated August 18, 2000.

     Exhibit 10(ii)(a) - Redemption Agreement dated August 23, 2000 between Employers Reinsurance Corporation and Registrant, incorporated by reference to Exhibit 10(ii)(a) to Registrant's Current Report on Form 8-K dated September 6, 2000.

     Exhibit 10(ii)(b) - Term Loan Agreement dated as of September 6, 2000 between AIG and Registrant, incorporated by reference to Exhibit 10(ii)(b) to Registrant's Current Report on Form 8-K dated September 6, 2000.

     Exhibit 10(iii)(a) - Form of Employment Agreement among Registrant, Engine Acquisition Corporation and various executive officers.*

     Exhibit  10(iii)(b)  -  Employment   Agreement  among  Registrant,   Engine
     Acqusition Corporation and Richard H. Booth dated September 1, 2000.*

     Exhibit 27 - Financial Data Schedule

     Exhibit  99  -  Stock  Option  Agreement  dated  August  17,  2000  between
     Registrant  and  AIG,   incorporated   by  reference  to  Exhibut  99.2  to
     Registrant's Current Report on Form 8-K dated August 18, 2000.


* Management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6(a).


(b)  Reports on Form 8-K

     Form 8-K dated July 24, 2000 reporting on Registrant's second quarter earnings and the declaration of a dividend.

     Form 8-K dated August 18, 2000 reporting on the signing of a merger agreement among Registrant, American International Group, Inc. (AIG) and Engine Acquisition Corporation.

     Form 8-K dated September 6, 2000 reporting on the agreement between Registrant and Employers Reinsurance Corporation under which Registrant has agreed to redeem the convertible capital securities issued by HSB Capital
     II. This Form 8-K also reported that Registrant and AIG entered into a Term Loan Agreement under which AIG will loan Registrant $315 million in connection with the redemption of the securities.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                              HSB GROUP, INC.

Date:    November 14, 2000                  By:      /s/  Saul L. Basch
                                                          Saul L. Basch
                                                          Senior Vice President,
                                                          Treasurer and Chief
                                                          Financial Officer


Date:    November 14, 2000                  By:      /s/  Robert C. Walker
                                                          Robert C. Walker
                                                          Senior Vice President
                                                          and General Counsel